Form 10-K
period 1993-12-31
FOURTH FINANCIAL CORP
filed 1994-03-14
CIK 38475

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549
                                               ___________
                                                FORM 10-K
(Mark One)
      X                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                               For the fiscal year ended December 31, 1993
                                                   OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                For the transition period from                   to
                                      Commission File Number 0-4170

                                      Fourth Financial Corporation
                         (Exact name of registrant as specified in its charter)

                     Kansas                                      48-0761683
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)
               100 North Broadway
                 Wichita, Kansas                                    67202
    (Address of principal executive offices)                     (Zip Code)

            Registrant's telephone number, including area code: (316) 261-4444

             Securities registered pursuant to Section 12(b) of the Act: None

                Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, Par Value $5.00 per share
                                     (Title of Class)
     Depositary Shares, each representing a 1/16th interest in a share of Class
         A 7% Cumulative Convertible Preferred Stock, Par Value $100.00 per
               share, Liquidation Preference $400.00 per share (equivalent to $25.00 per Depositary Share)
                                  (Title of Class)

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes__X__    No_____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        As of March 1, 1994, the aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant was approximately
$624,500,000. Such value was computed by reference to the reported last sales price of such stock on March 1, 1994. At March 1, 1994, 26,463,733 shares of Common Stock, par value $5 per share, were outstanding.

                                   DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the April 21, 1994 Annual Meeting of Stockholders of Registrant (the "1994 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.


                                      TABLE OF CONTENTS


Item                                                                     Page

                                           PART I

 1.     Business . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . 1
 2.     Properties . . . . . . . . . . . . . . . . . . . . . .  . . . . . . 9
 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . .  . . . . . .10
 4.     Submission of Matters to a Vote of Security Holders. .  . . . . . .10

                                           PART II

 5.     Market for Registrant's Common Equity and Related
        Stockholder Matters. . . . . . . . . . . . . . . .  . . . . . . . .11
 6.     Selected Financial Data. . . . . . . . . . . . . .  . . . . . . . .11
 7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . .. . . . . .11
 8.     Financial Statements and Supplementary Data. . . . . . .. . . . . .11
 9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .. . . . .12

                                          PART III

10.     Directors and Executive Officers of the Registrant . . . . . .  . .12
11.     Executive Compensation . . . . . . . . . . . . . . . . . . . .  . .12
12.     Security Ownership of Certain Beneficial Owners and Management  . .12
13.     Certain Relationships and Related Transactions . . . . . . . .  . .12

                                           PART IV

14.     Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .15

Financial Information. . . . . . . . . . . . . . . . . . . . . . . Appendix A


                                           PART I

Item 1.  Business.

General

        Fourth Financial Corporation ("Registrant" or the "Company") is a bank holding company headquartered in Wichita, Kansas, which offers a broad range of bank and bank-related services through its subsidiaries, BANK IV Kansas, National Association ("BANK IV Kansas") and BANK IV Oklahoma, National Association ("BANK IV Oklahoma"). The Company is the largest bank holding company in Kansas and, at December 31, 1993, had total assets of $6.7 billion, total deposits of $5.3 billion, and stockholders' equity of $598 million. BANK IV Kansas, whose predecessor was originally organized in 1887, is the largest commercial bank in Kansas and, at December 31, 1993, had approximately 11% of all insured deposits in Kansas. BANK IV Kansas, the only major statewide bank in Kansas, has 78 offices in 31 communities. BANK IV Oklahoma has 39 offices in eleven communities. Registrant has entered into agreements to acquire additional banks in Oklahoma, Kansas, and Missouri and intends to continue expanding its operations throughout Oklahoma and Kansas and into Missouri. See "Pending Acquisitions" below.

        The two BANK IV banks provide a wide range of commercial and retail banking services. BANK IV Kansas' commercial and retail operations are conducted through three metropolitan divisions and a fourth division which oversees eleven smaller community banking operations. Each separate BANK IV market-based unit is operated semi-autonomously under the management of a local president. Trust, commercial and retail investments, mortgage banking, leasing, and bank card services are each managed on a line-of-business basis. At
December 31, 1993, the BANK IV banks held total assets of $6.1 billion in various fiduciary capacities and exercised investment authority over $2.5 billion of these assets. Also on that date, the BANK IV banks serviced a $1.0 billion residential mortgage loan portfolio, of which $384 million was serviced for others. The BANK IV banks operate the VIA system, a network of 302 automated teller machines located throughout Kansas and Oklahoma serving over 227,000 accounts.

        In addition, Registrant owns several other subsidiaries which perform various financially-related services such as reinsurance of credit life and health insurance policies. Such subsidiaries in the aggregate do not account for a material portion of the Company's revenues or profits.

Recent Acquisitions

        During 1993, the Company acquired two banks located in Kansas and eight banks located in Oklahoma. The Company also assumed the deposits and acquired substantially all of the assets of Commercial Bank and Trust Company, Tulsa, Oklahoma ("Commercial-Tulsa") and assumed $99.4 million of deposits of a failed bank located in Mission, Kansas by paying a premium of $1.1 million to the Federal Deposit Insurance Corporation.

        The Kansas banks acquired were Southgate Bank and Trust Company, Prairie Village, Kansas ("Southgate"), and Farmers & Merchants State Bank, Derby, Kansas ("F&M"). The Oklahoma banks acquired were Guaranty Bank & Trust Company, Tulsa, Oklahoma ("Guaranty"); Bank of Woodward, Woodward and Waukomis, Oklahoma ("Woodward"); Nichols Hills Bank and Trust Company, Nichols Hills (Oklahoma City), Oklahoma ("Nichols Hills"); Commercial Bank and Trust Co., Muskogee, Oklahoma ("Commercial-Muskogee"); First Bank & Trust Co. of Ft. Gibson, Ft. Gibson, Oklahoma ("Ft. Gibson"); First Bank and Trust Co. of Tahlequah, Tahlequah, Oklahoma ("Tahlequah"); Western National Bank of Tulsa, Tulsa, Oklahoma ("Western"); and Security Bank & Trust Company of Ponca City, Ponca City, Oklahoma ("Ponca").

        The following table sets forth for each such bank acquisition the amount of assets of the acquired bank at the date of acquisition, the amount paid by the Company, the number of shares of common stock of the Company issued, and the accounting method used to account for the acquisition.

                                                                No. of          Accounting
Bank                            Assets          Cash Paid       Shares          Method
- ----------                      --------        ---------      ---------        ----------
                                     (In thousands)
Southgate                       $ 62,628              -           451,310       Pooling
Guaranty                          82,606        $ 4,386                 -       Purchase
Woodward                         130,192         17,859                 -       Purchase
Derby                             61,565          8,068                 -       Purchase
Nichols Hills                     97,869              -           469,906       Pooling
Commercial-Muskogee
  Ft. Gibson, Tahlequah
  and Commercial-Tulsa           465,060              -         1,874,812       Pooling
Western                          206,288              -         1,110,695       Pooling
                                                                  108,748(1)    Purchase
Ponca                            117,275              -           478,395       Pooling

__________

(1) To acquire minority interest.

Pending Acquisitions

        The Company has entered into definitive agreements to acquire a Missouri savings association, Great Southern Savings Bank, Springfield, Missouri ("Great Southern"); two Kansas banks, Emprise Bank, National Association, Hutchinson, Kansas ("Emprise") and First National Bank and Trust Company in Dodge City, Dodge City, Kansas ("First National"); one Oklahoma bank, Metro Bank of Broken Arrow, Broken Arrow, Oklahoma ("Metro"); and one Oklahoma savings association, Equity Bank for Savings, F.A., Oklahoma City, Oklahoma ("Equity"). The following table sets forth for each such proposed acquisition the amount of assets of the financial institution at December 31, 1993 (unaudited), the amount of cash proposed to be paid by the Company, the number of shares of common stock of the Company proposed to be issued, and the accounting method to be used to account for the acquisition.

                                                Cash to         No. of          Accounting
Bank                            Assets          be Paid         Shares          Method
- --------                        -------         -------        ---------        ----------
                                     (In thousands)
Great Southern                  $530,368              -         2,798,813       Pooling
Emprise                          268,450        $29,953                 -       Purchase
First National and Metro         148,818              -           662,220       Pooling
Equity                           520,224         92,046                 -       Purchase

        All of such agreements are subject to various conditions, including obtaining regulatory approvals, the banks or holding companies meeting specified net worth requirements, and, in the case of the two proposed acquisitions for Fourth Stock, that the transactions be eligible for treatment for accounting purposes as "poolings of interests." The Company is in various stages of obtaining the required regulatory approvals and it is anticipated that all of the various pending transactions will be completed in the second and third quarters of 1994.

        The Company has also agreed in principle to acquire an automobile leasing company for a cash purchase price of approximately $28.5 million. The proposed acquisition is subject to various conditions, among which are negotiation and execution of a definitive agreement, completion of the Company's due diligence investigation, and obtaining regulatory approvals.

        The Company continues to be engaged in an active acquisition program. Pursuant to that program, the Company is presently considering or engaging in discussions concerning additional acquisitions. However, except for the pending transactions described above, as of March 1, 1994, the Company has no binding commitments, agreements, or understandings to acquire any additional financial institutions, but additional acquisition agreements may be negotiated or entered into at any time.

Competition

        BANK IV Kansas is the largest bank in Kansas, and as of September 30, 1993 (the latest date for which statewide information is available), held approximately 14.9% of the total bank deposits in Kansas. As of December 31, 1993, BANK IV Kansas was the largest of approximately 490 commercial banks in the State of Kansas. As of June 30, 1993, BANK IV Kansas ranked 114th largest, as measured by total assets, out of approximately 11,100 commercial banks in the United States. BANK IV Oklahoma is the third-largest bank in Tulsa, Oklahoma, and the fifth-largest out of nearly 400 banks in Oklahoma.

        There are one or more other commercial banks located in each BANK IV community, resulting in strong competition in all areas of bank services. The principal methods of competition in the commercial banking industry are price, service, and interest rates paid to depositors and charged to credit customers. In addition, banks compete for loans and deposits with other types of financial institutions such as savings and loan associations, credit unions, money market mutual funds, and finance companies. Increasingly, banks also compete for both consumer and commercial loans and for deposits with large retail and commercial enterprises. Among other things, this increased competition has resulted in banks being required to accept lower interest rates on loans and to pay interest on a larger percentage of their deposits.

Lines of Business and Reportable Segments

        Registrant and its subsidiaries engage primarily in commercial banking. Registrant and its subsidiaries, therefore, did not engage in material operations in separate reportable industry segments for the last three fiscal years.

Employees

        As of March 1, 1994, Registrant and its subsidiaries had a total of 3,437 full-time-equivalent employees. Registrant had 982 full-time-equivalent employees. BANK IV Kansas had 1,646, BANK IV
Oklahoma had 807, and Fourth Financial Insurance Company and BANK IV Community Development Corporation each had one.

Regulation and Supervision

        Federal Regulation. The Company is subject to the Bank Holding Company Act of 1956, as amended (the "Act"), and to regulation by the Board of Governors of the Federal Reserve System (the "Board"). The Act limits the nonbanking activities which may be engaged in by the Company and its subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether performance of an activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency. The benefits of the activity must also outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

        The Act also prohibits bank holding companies from acquiring substantially all the assets of, or owning more than 5% of the voting shares of, any bank which is not already majority-owned, or of any nonbanking company, without the prior approval of the Board. No application to acquire shares or assets of a bank located outside the state in which the operations of the applicant's banking subsidiaries are principally conducted may be approved by the Board unless such acquisition is specifically authorized by a statute of the state in which the bank whose shares or assets are to be acquired is located.

        The Company, its nonbanking subsidiaries, BANK IV Kansas, and BANK IV Oklahoma, are all affiliates of each other within the meaning of the Federal Reserve Act. As such, they are subject to certain restrictions on loans by the two BANK IV banks to the Company or such nonbanking subsidiaries and on investments in and loans secured by their stock or other securities. The Company and its subsidiaries, including the two BANK IV banks, are also subject to certain restrictions on the issuance, underwriting, and distribution of securities. In addition, the Board may examine the Company or any of its subsidiaries.

        As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The principal sources of funds available for dividends on the Company's common stock and its preferred stock are dividends from the two BANK IV banks and cash and other investments held by the Company. The approval of the Comptroller of the Currency (the "Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. In 1994, the BANK IV banks may pay an aggregate of approximately $15.8 million (in addition to their 1994 net profits) in dividends to the Company without obtaining regulatory approval.

        The Comptroller's approval was required and obtained for dividends paid by the BANK IV banks in 1993. Because of the financial strength of Registrant, and both banks' anticipated earnings capacity, the BANK IV banks both anticipate they will be able to obtain permission from the Comptroller to pay dividends in 1994 to the extent justified by their respective financial conditions and subject to the capital requirements described in the next section.

        Capital Guidelines. Bank holding companies, such as the Company, and their bank subsidiaries are required to maintain three capital ratios which measure capital adequacy. Capital is separated into "Tier 1 capital" (as applied to the Company, common stockholders' equity and Preferred Stock, less certain intangible assets) and "Tier 2 capital" (as applied to the Company, the allowance for credit losses limited to 1.25% of risk-weighted assets).

        The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance-sheet items such as loan commitments and stand-by letters of credit. The ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets and off-balance-sheet commitments and contingencies must be at least 8.0% and the ratio of Tier 1 capital to risk-weighted assets and off-balance-sheet commitments must be at least 4.0%.

        The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are to maintain a minimum ratio of Tier 1 capital to average adjusted total assets of 3.0%.

        These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile.

        A bank's deposit insurance premium is based, in part, on the bank's capital levels. The Federal Deposit Insurance Corporation is the single insurer of deposits in financial institutions. Deposit insurance premium rates range from 0.23% to 0.31% of a bank's assessment base (as defined), depending on the bank's supervisory rating by the bank's primary regulator and its capital level. A bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at December 31, 1993.

        Because of the Company's intention to continue making acquisitions, it is anticipated that the Comptroller will expect the BANK IV banks to maintain the greater of a 6.0% leverage ratio or a 10.0% total risk-based capital ratio. At December 31, 1993, the Company's capital exceeded the amount required by the greater of a 6.0% leverage or a 10.0% risk-based capital ratio by an aggregate of approximately $107.9 million.

        Pending and Proposed Legislation. There are various pending and proposed bills in Congress that, among other things, would substantially eliminate existing federal and state law restrictions on interstate banking and on interstate acquisitions of banks and bank holding companies and would restructure the federal supervision of financial institutions. The Company is unable to predict with any certainty the effect any such legislation would have on the Company and its subsidiaries.

        Kansas Regulation. A Kansas bank holding company is prohibited from acquiring, directly or indirectly, any voting shares in any Kansas bank if, after such acquisition, all of the Kansas banks in which such bank holding company or any subsidiary of such bank holding company has ownership or control of any voting shares would have, in the aggregate, more than 15% of the total deposits of all banks domiciled in Kansas plus the total deposits, savings deposits, shares and other accounts in savings and loan associations, federal savings banks, and building and loan associations in Kansas as determined by the Kansas bank commissioner on the basis of the most recent reports to supervisory authorities which are available at the time of the acquisition. The statute contains an exception from the 15%-of-statewide-deposits limitation in the case of an acquisition that the Kansas bank commissioner determines would be in the public interest to prevent the failure or probable failure of the acquired bank. As of December 31, 1993, BANK IV Kansas had approximately 11.0% (12.0% on a pro forma basis) of the total deposits of all Kansas banks, savings and loan associations, federal savings banks, and building and loan associations according to the most recent information available to the Company.

        Bank holding companies located in Nebraska, Missouri, Colorado, Oklahoma, and Arkansas are permitted to acquire banks and bank holding companies located in Kansas upon obtaining the approval of the Kansas State Banking Board. Among the factors to be considered in granting such approval are whether existing subsidiaries of the applicant are operated in a safe, sound, and prudent manner, the adequacy of services being provided by existing subsidiaries of the applicant, whether the applicant proposes to provide adequate and appropriate services in the communities served by the Kansas banks to be acquired, whether the proposed acquisition will result in a Kansas bank or bank holding company located in Kansas that has adequate capital and good earnings prospects, and whether the proposed acquisition is in the interests of the depositors and creditors of the bank or bank holding company which is the subject of the proposed acquisition and in the public interest generally. Such acquisitions are also subject to the deposits limitation described above. No application can be approved unless the state banking board finds that the laws of the state or jurisdiction in which the applicant bank holding company is located permit a Kansas bank holding company to acquire a bank located in that state or jurisdiction on terms that are substantially no more restrictive than those established under the Kansas statute. The Kansas statute would also permit Iowa banks or bank holding companies to acquire Kansas banks and bank holding companies if Iowa were to adopt appropriate reciprocal legislation.

        Oklahoma Regulation. The Company is permitted under Oklahoma law to acquire additional banks, but such banks must have been in existence and continuous operation for at least five years. Oklahoma prohibits a multi-bank holding company from acquiring any additional banks if such acquisition would result in the bank holding company having direct or indirect ownership of banks located in Oklahoma that would have in excess of 11% of the aggregate deposits of all financial institutions located in Oklahoma which have deposits insured by the Federal Deposit Insurance Corporation or National Credit Union Administration. As of December 31, 1993, BANK IV Oklahoma had approximately 4.8% (6.0% on a pro forma basis) of the total deposits of insured Oklahoma savings and loans, credit unions, and banks. This restriction is not expected to affect the Oklahoma acquisition activities of the Company in the near future.

        Missouri Regulation. The Company is also permitted under Missouri law to acquire additional banks. Missouri law prohibits an adjoining-state bank holding company from obtaining control of any bank if the total deposits in that bank together with the total deposits in all banks controlled by the adjoining-state bank holding company exceed 13% of the total deposits in all depository financial institutions in Missouri which have deposits insured by an agency of the federal government. As of December 31, 1992, the latest date for which information concerning deposits in Missouri financial institutions is available to the Company, Great Southern had approximately 0.5% of the total deposits of federally insured depository financial institutions in Missouri. This restriction is not expected to affect the Missouri acquisition activities of the Company in the near future.

Government Monetary Policy and Economic Controls

        The earnings of Registrant and the BANK IV banks are affected by the policies of regulatory authorities. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to affect the level of economic activity. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.



Statistical Disclosure

        The information required by Guide 3, "Statistical Disclosure by Bank Holding Companies," has been integrated throughout the attached Appendix under the captions "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and such information is hereby incorporated herein by reference.

Executive Officers of the Registrant

        Listed below are the names and ages of all executive officers of Registrant and offices held by them with Registrant and the BANK IV banks.

Name                           Age                 Positions and Offices
- ------------                  -----                ---------------------
Darrell G. Knudson             56           Chairman of the Board, President,
                                            and Chief Executive Officer of
                                            Registrant and Director of BANK IV
                                            Kansas and BANK IV Oklahoma

K. Gordon Greer                57           Chairman of the Board, President,
                                            and Chief Executive Officer of BANK
                                            IV Kansas

Edward F. Keller               53           Chairman of the Board and Chief
                                            Executive Officer of BANK IV
                                            Oklahoma

Michael R. Ritchey             54           President, Trust and Asset
                                            Management, and Senior Trust Officer
                                            of Registrant and of BANK IV Kansas;
                                            Executive Vice President of
                                            BANK IV Oklahoma

David L. Strohm                42           Executive Vice President and
                                            Treasurer of Registrant; Executive
                                            Vice President of BANK IV Kansas
                                            and BANK IV Oklahoma

James J. Gartner               52           Executive Vice President and
                                            Director of the Risk Control Group
                                            of Registrant

William J. Rainey              47           Executive Vice President, Secretary
                                            and General Counsel of Registrant

Michael J. Shonka              46           Senior Vice President and Chief
                                            Financial Officer of Registrant;
                                            Senior Vice President of BANK IV
                                            Kansas and BANK IV Oklahoma

John F. Guettler               48           Senior Vice President and Director
                                            of Human Resources of Registrant

        Mr. Knudson is a member of the Executive Committee of Registrant.

        There is no family relationship between any of the executive officers of Registrant.

        Mr. Knudson was elected Vice Chairman of Registrant effective December 31, 1990, Chairman of the Board on July 1, 1991, and President on March 16, 1992. Mr. Knudson was Vice Chairman of First Bank System, Inc., a Minnesota-based multi-bank holding company, from 1982 until his resignation in 1990 to join Registrant.

        Mr. Greer has been Chairman of the Board of BANK IV Kansas since December, 1992, and President of BANK IV Kansas (or its predecessor
BANK IV Wichita) since March, 1989. He was a director and President of the Company from September, 1990 through March, 1992 and was also Chairman of the Board of BANK IV Kansas (or its predecessor BANK IV Wichita) from January, 1991 through December, 1991.

        Mr. Keller has been Chairman of the Board of BANK IV Oklahoma since December 31, 1992, and was Chairman of the Board and Chief
Executive Officer of The Fourth National Bank of Tulsa prior to its acquisition by the Company in December, 1992.

        Mr. Ritchey has been the senior trust officer of the Company and its subsidiary banks and responsible for their trust operations for more than five years. He was elected Executive Vice President of Registrant in February, 1990.

        Mr. Strohm was elected to his present position with BANK IV Kansas in January, 1994, was elected to his present position with BANK IV Oklahoma in January, 1993, and was elected Executive Vice President of Registrant in September, 1990 and Treasurer in 1986. Mr. Strohm has been responsible for supervising Registrant's funds management, treasury, and asset and liability management functions since 1983. He has also been responsible for supervising Registrant's acquisition activities since 1993.

        Mr. Gartner was Senior Vice President and Senior Credit Officer of First Bank South Dakota, N.A. (from July 1987) and Senior Credit Officer of First Bank North Dakota, N.A. and First Bank East Grand Forks, N.A. from 1990, until he became employed by Registrant in February, 1992.

        Mr. Rainey was Senior Vice President, General Counsel, and Secretary of Valley National Corporation (Arizona bank holding company) from 1987 to 1991 and Vice President and General Counsel of Cabot Corporation, Boston, Massachusetts (specialty chemicals and energy) from 1991 to 1993. He commenced his employment with Registrant on February 28, 1994.

        Mr. Shonka, Registrant's chief financial officer, has been Senior Vice President of Registrant since January, 1988.

        Mr. Guettler has held his present position since December, 1988.

Directors of the Registrant

        Listed below are the names and principal occupations of Registrant's directors.

Name                                                    Principal Occupation
Lionel D. Alford . . . . . . . . . .President, Alford, Inc. (investments and consulting)
Thomas R. Clevenger. . . . . . . . .Investments
Jordan L. Haines . . . . . . . . . .Chairman of the Board of Registrant until his retirement in 1991
Joseph M. Klein. . . . . . . . . . .President, CCI Corporation (truck parts distributor)
Lawrence M. Jones. . . . . . . . . .Chairman and Chief Executive Officer, The
                                    Coleman Company, Inc. (manufacturer of
                                    outdoor recreational products) until
                                    his retirement in December, 1993
Darrell G. Knudson . . . . . . . . .Chairman of the Board of Registrant
Fred L. Merrill, Sr. . . . . . . . .Chief Executive Officer, Cereal Food
                                    Processors, Inc. (flour mills)
Russell W. Meyer, Jr.. . . . . . . .Chairman and Chief Executive Officer, The
                                    Cessna Aircraft Company (general aviation
                                    aircraft manufacturer)
Laird G. Noller. . . . . . . . . . .President, Noller Enterprises (automobile dealerships)
Patrick E. O'Shaughnessy . . . . . .Chairman and Chief Executive Officer, Lario
                                    Oil & Gas Company (oil exploration)
Robert F. Vickers. . . . . . . . . .Trustee and Administrator, The Vickers
                                    Trusts
Ken Wagnon . . . . . . . . . . . . .Owner, franchise restaurants and other investments, and President,
                                    Capital Enterprises, Inc. (accounting and management services)


Item 2.  Properties.

                                           Kansas

        The only significant real property owned by Registrant is a building located in Wichita, Kansas, acquired in January 1994 that is being remodeled for use as a data processing and operations facility. BANK IV Kansas owns substantially all of its banking facilities, but the land on which some of such facilities are located is leased and 13 branch facilities, including seven branches located in supermarkets, are leased entirely. Registrant believes that all of such properties are well maintained and suitable for their intended purposes. Described below are the principal buildings operated by BANK IV Kansas.

Wichita

        Registrant and BANK IV Kansas occupy a four-building complex located in downtown Wichita, Kansas. The Fourth Financial Center is a ten-level office building located at 100 North Broadway. The building is located on an 88,450-square-foot tract of land and contains approximately 396,000 square feet of gross area, which includes a 25,000-square-foot enclosed courtyard. The building contains approximately 312,000 rentable square feet, of which BANK IV Kansas and Registrant utilize approximately 156,000 square feet with the balance being leased to tenants. Fourth Operations Center is a five-level office building located adjacent to Fourth Financial Center and connected by an enclosed pedestrian walkway. The 63,000-square-foot building is located on a 13,020-square-foot tract of land and houses operating functions of Registrant and its subsidiaries. A 450-car, six-level parking garage and walk-in bank facility is located just west of Fourth Financial Center and is connected to it by an enclosed pedestrian walkway.

        Another building, Exchange Place, is located one block west of the Fourth Financial Center. Exchange Place is located on five tracts of land, two of which are owned by BANK IV Kansas and three of which are leased. The leases on the three leased tracts expire on August 31, 2003, and on December 31, 2009. The building, constructed prior to 1903 with various additions to the basic structure being completed through 1957, is an eight-level structure plus a full basement, a mezzanine floor, and an eighth floor mechanical area. The building contains approximately 147,000 square feet of rentable space of which BANK IV Kansas and Registrant are currently occupying approximately 118,700 square feet and the remaining 28,300 square feet are leased.


Topeka

        BANK IV Kansas owns the BANK IV Tower, a 16-story office building in downtown Topeka, Kansas containing 146,900 square feet. At February
1, 1994, BANK IV Kansas occupied approximately 127,700 square feet of the building with approximately 19,200 square feet available for lease and expansion. A 260-car, eight-level parking garage is attached to the building.

        Townsite Plaza Development, Inc., a subsidiary of BANK IV Kansas, owns and operates three buildings located immediately east of the BANK IV Tower above a municipal subsurface garage. The three buildings, constructed between 1976 and 1981, contain an aggregate of approximately 138,000 square feet of rentable space, of which a total of 112,350 square feet was leased as of February 1, 1994.

                                          Oklahoma

        BANK IV Oklahoma does not own any major building facilities. It leases 71,000 square feet in the BANK IV Center Building in downtown Tulsa which is used as the BANK IV Oklahoma headquarters. In addition, BANK IV Oklahoma owns banking facilities in Muskogee, Nichols Hills, Braman, Ponca City, Shidler, Fort Gibson, Tahlequah, Woodward, and Waukomis, and 15 branch facilities in Tulsa. Its remaining ten facilities in Tulsa are leased. BANK IV Oklahoma believes its facilities are substantially all well-maintained and generally suitable for their intended purposes.

Item 3.  Legal Proceedings.

        Except for the legal proceeding described in the next paragraph, neither Registrant nor any of its subsidiaries is a party to any pending legal proceedings required to be disclosed in this Item.
Because of the nature of their businesses, the BANK IV banks are at all times subject to legal actions, which are ordinary routine litigation incidental to their normal business operations. Claims in various amounts of up to approximately $20,000,000 have been asserted; however, after consultation with its legal counsel, Registrant does not anticipate that any potential liabilities arising from these claims would have a material effect on the results of operations.

        BANK IV Kansas and the United States Department of Justice have agreed to settle an action against BANK IV Kansas seeking statutory civil penalties and injunctive relief for alleged violations of the Clean Air Act and regulations promulgated thereunder. The lawsuit, filed in the United States District Court for the District of Kansas, is captioned United States of America v. BANK IV Kansas, et al., Case No. 93-2315-KVH. The lawsuit arises out of the demolition by the bank of an apartment building in Independence, Kansas, which allegedly contained asbestos-containing building materials. It is alleged that the bank failed to inspect the building prior to demolition, failed to notify the appropriate governmental agencies of its intent to demolish the building, and failed to comply with certain work practice requirements. The proposed consent decree provides for the payment of $127,500. The settlement is subject to a mandatory 30-day public comment period and court approval.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No information is required in response to this Item as no matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.



                                           PART II

Item 5.  Market for Registrant's Common Equity
        and Related Stockholder Matters.

        (a) Market Information. The Common Stock of Registrant is traded in the national over-the-counter market. The NASDAQ symbol for the Common Stock is FRTH.

        Information concerning the high and low bid prices for the Registrant's Common Stock for each full quarterly period within the two most recent fiscal years is contained in the attached Appendix under the caption "Quarterly Financial Data" and is hereby incorporated herein by reference.

        (b) Holders. There were approximately 5,940 holders of record of Registrant's Common Stock at March 1, 1994.

        (c) Dividends. The information concerning the payment of dividends by Registrant during the past two fiscal years contained in the attached Appendix under the caption "Quarterly Financial Data" is hereby incorporated herein by reference. The information concerning restrictions on the ability of Registrant's subsidiaries to transfer funds to Registrant contained in Item 1 under the caption "Regulation and Supervision," in Note 19 - Restrictions on Intercompany Funds Transfers of the Notes to Consolidated Financial Statements contained in the attached Appendix, and under the caption "Parent Company Funding Sources and Dividends" in the attached Appendix is hereby incorporated herein by reference.

Item 6.  Selected Financial Data.

        The information required by Item 301 of Regulation S-K, contained in the attached Appendix under the caption "Selected Consolidated
Financial Data," is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

        The information required by Item 303 of Regulation S-K, contained in the attached Appendix under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

        Set forth below are the consolidated financial statements of Registrant and its subsidiaries, appearing in the attached Appendix, which are hereby incorporated by reference:

               a.   Consolidated Statements of Condition

               b.   Consolidated Statements of Income

               c.   Consolidated Statements of Changes in Stockholders'
                    Equity

               d.   Consolidated Statements of Cash Flows

               e.   Notes to Consolidated Financial Statements

               f.   Report of Independent Auditors

               g.   Reports of Other Auditors

        The information required by Item 302 of Regulation S-K, contained in the attached Appendix under the caption "Quarterly Financial Data," is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        No information is required in response to this Item.


                                          PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required by Item 401 of Regulation S-K will be contained in the 1994 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 1994 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

        Information concerning the executive officers of Registrant is contained in Item 1 of this report under the caption "Executive
Officers of the Registrant."

Item 11.  Executive Compensation.

        The information required by Item 402 of Regulation S-K will be contained in the 1994 Proxy Statement under the captions "Compensation of Directors and Executive Officers," "Compensation Committee
Interlocks and Insider Participation," "Report of Compensation
Committee on Executive Compensation," and "Company Performance" and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 403 of Regulation S-K will be contained in the 1994 Proxy Statement under the caption "Stock
Ownership" and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

        The information required by Item 404 of Regulation S-K will appear under the caption "Transactions with Management" in the 1994 Proxy Statement and is hereby incorporated by reference.



                                           PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

        (1) Financial Statements: the financial statements, notes, and independent auditors' reports described in
                       Item 8 to which reference is hereby made.

        (2)            Financial Statement Schedules:  none.

        (3)            Exhibits:  the following exhibits:

        Exhibit
          No.                                    Description
        -------
         3.01          -        Restated Articles of Incorporation and
                                amendments (Exhibit 3.01 to Form 10-Q for the
                                quarter ended June 30, 1992, previously filed
                                by Registrant).*
         3.02          -        Certificate of Designation (Exhibit 3.02 to
                                Form 10-K for year ended December 31, 1991,
                                previously filed by Registrant (the "1991 10-
                                K")).*
         3.03          -        Form of Deposit Agreement (Exhibit 3.03 to
                                1991 10-K).*
         3.04          -        Form of Depositary Receipt (Exhibit 3.04 to
                                1991 10-K).*
         3.05          -        Bylaws.
        10.01          -        Amended and Restated Fourth Financial
                                Corporation 1981 Incentive Stock Option Plan
                                (Exhibit 4(a) to Post-Effective Amendment
                                No. 2 to Form S-8, Regis. No. 2-80907,
                                previously filed by Registrant).*
        10.02          -        Amended and Restated Fourth Financial
                                Corporation 1986 Incentive Stock Option Plan
                                (Exhibit 10.02 to Form 10-K for the year ended
                                December 31, 1990, previously filed by
                                Registrant).*
        10.03          -        Revolving Credit and Term Loan Agreement,
                                dated as of July 1, 1987, between Chemical
                                Bank and Registrant (Exhibit 10.04 to Form 10-
                                K for the year ended December 31, 1987,
                                previously filed by Registrant).*
        10.04          -        First Amendment dated as of July 1, 1989, to
                                Revolving Credit and Term Loan Agreement
                                (Exhibit 10.04 to Form 10-K for the year ended
                                December 31, 1989, previously filed by
                                Registrant).*
        10.05          -        Second Amendment dated as of November 15,
                                1989, to Revolving Credit and Term Loan
                                Agreement (Exhibit 10.05 to Form 10-K for the
                                year ended December 31, 1989, previously filed
                                by Registrant).*
        10.06          -        Third Amendment, dated as of March 29, 1991,
                                to Revolving Credit and Term Loan Agreement
                                (Exhibit 10.06 to 1991 10-K).*
        10.07          -        Fourth Financial Corporation 1993 Employee
                                Stock Purchase Plan.
        10.08          -        Fourth Financial Corporation 1993 Incentive
                                Stock Option Plan.
        10.09          -        Fourth Financial Corporation Amended and
                                Restated Non-Employee Directors Deferred Fee
                                Plan.
        10.10          -        Fourth Financial Corporation Non-Employee
                                Directors Stock Option Plan.
        10.11          -        Agreement and Plan of Reorganization, dated as
                                of October 12, 1993, between Fourth Financial
                                Corporation and Great Southern Bancorp, Inc.
                                (Exhibit 2.1 to Form 8-K, dated October 12,
                                1993).*
        10.12          -        Stock Purchase Agreement, dated as of January
                                31, 1994, between BANK IV Kansas, National
                                Association, and Emprise Financial
                                Corporation.
        10.13          -        Agreement and Plan of Reorganization, dated as
                                of February 2, 1994, among Fourth Financial
                                Corporation, First Dodge City Bancshares,
                                Inc., First National Bancshares of Dodge City,
                                Inc., Metro Bancshares, Inc., Metro Bank of
                                Broken Arrow, First National Bank and Trust
                                Company in Dodge City, and the stockholders of
                                First Dodge City Bancshares, Inc.
        10.14          -        Stock Purchase Agreement, dated as of February
                                9, 1994, among Fourth Financial Corporation,
                                LSB Industries, and Prime Financial
                                Corporation.
        10.15          -        $35,000,000 line of credit agreement, dated as
                                of June 21, 1993, between Fourth Financial
                                Corporation and Continental Bank N.A.
        22             -        Subsidiaries of Registrant.
        24.01          -        Consent of Ernst & Young.
        24.02          -        Consent of Arthur Andersen & Co.
        24.03          -        Consent of Sartain Fischbein & Co.
        24.04          -        Consent of GRA, Thompson, White & Co, P.A.
        24.05          -        Consent of Grant Thornton.
        24.06          -        Consent of Deloitte & Touche.

        Exhibits 10.01, 10.02, 10.07, 10.08, 10.09, 10.10, and 10.13 are
compensation plans required to be filed as exhibits pursuant to
Item 14(c).
___________

* Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

       (b)  Reports on Form 8-K

       During the last quarter of the period covered by this report Registrant filed two reports on Form 8-K. The first report dated October 12, 1993, reported under Item 5 the Registrant's agreement to acquire Great Southern Bancorp, Inc. Another Form 8-K, dated
November 12, 1993, reported under Item 5 three agreements in principle to acquire four financial institutions.


                                         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FOURTH FINANCIAL CORPORATION


                                                By:  /s/ Darrell G. Knudson
                                                         ------------------
                                                         Darrell G. Knudson
                                                         Chairman of the Board

Date: March 11, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

     Signature                  Title                           Date


/s/ Darrell G. Knudson          Chairman of the Board           March 11, 1994
Darrell G. Knudson              (Principal Executive Officer)


/s/ Michael J. Shonka           Senior Vice President           March 11, 1994
Michael J. Shonka               (Principal Financial Officer)


/s/ Barbara M. Noyes            Vice President and Controller   March 11, 1994
Barbara M. Noyes                (Principal Accounting Officer)


/s/ Lionel D. Alford            Director                        March 11, 1994
Lionel D. Alford


/s/ Thomas R. Clevenger         Director                        March 11, 1994
Thomas R. Clevenger


/s/ Jordan L. Haines            Director                        March 11, 1994
Jordan L. Haines


/s/ Lawrence M. Jones           Director                        March 11, 1994
Lawrence M. Jones


/s/ Joseph M. Klein             Director                        March 11, 1994
Joseph M. Klein


/s/ Darrell G. Knudson          Director                        March 11, 1994
Darrell G. Knudson


/s/ Russell W. Meyer, Jr.       Director                        March 11, 1994
Russell W. Meyer, Jr.


/s/ Fred L. Merrill, Sr.        Director                        March 11, 1994
Fred L. Merrill, Sr.


/s/ Laird G. Noller             Director                        March 11, 1994
Laird G. Noller


/s/ Patrick E. O'Shaughnessy    Director                        March 11, 1994
Patrick E. O'Shaughnessy


/s/ Robert F. Vickers           Director                        March 11, 1994
Robert F. Vickers


/s/ Ken Wagnon                  Director                        March 11, 1994
Ken Wagnon




                         FOURTH FINANCIAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                    Pages

Consolidated Statements of Condition. . . . . . . . . . . . . .      A-2

Consolidated Statements of Income . . . . . . . . . . . . . . .      A-3

Consolidated Statements of Changes in Stockholders' Equity. . .      A-4

Consolidated Statements of Cash Flows . . . . . . . . . . . . .      A-5

Notes to Consolidated Financial Statements  . . . . . . . . . .  A-6 - A-46

Report of Independent Auditors. . . . . . . . . . . . . . . . .      A-36

Reports of Other Auditors . . . . . . . . . . . . . . . . . . .  A-37 - A-42

Selected Consolidated Financial Data  . . . . . . . . . . . . .      A-43

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . .  A-44 - A-74

                          FOURTH FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION


                                                                                             December 31,
                                                                                      -------------------------
                                                                                          1993          1992
                                                                                      -----------   -----------
                                                                                        (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  313,799     $  400,531
  Interest-bearing deposits in other financial institutions . . . . . . . . . . . .        2,232          4,641
  Investment securities (Market value-$2,930,908 and $2,610,180)  . . . . . . . . .    2,929,543      2,564,918
  Trading account securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .          474          3,524
  Federal funds sold and securities purchased under agreements to resell  . . . . .        4,575        200,121
  Loans and leases:
    Total loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,257,787      2,841,036
    Allowance for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . .      (66,368)       (73,055)
                                                                                      ----------     ----------
      Net loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,191,419      2,767,981
  Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      142,972        123,336
  Income receivable and other assets  . . . . . . . . . . . . . . . . . . . . . . .       94,061        440,208
  Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63,798         63,522
                                                                                      ----------     ----------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $6,742,873     $6,568,782
                                                                                      ==========     ==========
Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  944,290     $1,036,371
    Interest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,363,446      4,343,546
                                                                                      ----------     ----------
      Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,307,736      5,379,917
  Federal funds purchased and securities sold under agreements to repurchase  . . .      493,927        326,137
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . .      250,000             --
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,002         23,692
  Accrued interest, taxes, and other liabilities  . . . . . . . . . . . . . . . . .       55,874        282,585
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,989         29,340
                                                                                      ----------     ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,144,528      6,041,671
                                                                                      ----------     ----------
  Minority interest in subsidiary . . . . . . . . . . . . . . . . . . . . . . . . .           --          1,298

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000        103,641
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  26,575,251 and 25,218,204 shares . . . . . . . . . . . . . . . . . .      132,876        126,091
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      105,905        101,717
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      239,456        195,433
    Less: Treasury stock at cost (111,518 shares) . . . . . . . . . . . . . . . . .       (3,245)            --
          Stock option loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,795)        (1,069)
                                                                                      ----------     ----------
          Stockholders' equity before net unrealized gains on
           available-for-sale securities. . . . . . . . . . . . . . . . . . . . . .      573,197        525,813
    Net unrealized gains on available-for-sale securities . . . . . . . . . . . . .       25,148             --
        Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .      598,345        525,813
                                                                                      ----------     ----------
        Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .   $6,742,873     $6,568,782
                                                                                      ==========     ==========


   The accompanying notes are an integral part of the financial statements.

                        FOURTH FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year Ended December 31,
                                                                              ----------------------------------
                                                                                1993         1992        1991
                                                                              ---------    ---------   ---------
                                                                                    (Dollars in thousands,
                                                                                   except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . . . . . . . . . . . . . . . . .    $254,730     $260,741     $305,778
  Interest on short-term investments . . . . . . . . . . . . . . . . . . .       1,937        4,336       13,724
  Interest and dividends on investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     157,800      140,701      133,983
    Tax-preferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,864       21,119       25,489
  Interest and dividends on trading account securities . . . . . . . . . .         136          222          594
                                                                              --------     --------     --------
      Total interest income. . . . . . . . . . . . . . . . . . . . . . . .     433,467      427,119      479,568
                                                                              --------     --------     --------
Interest Expense:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . . .     154,725      179,013      254,005
  Interest on borrowings . . . . . . . . . . . . . . . . . . . . . . . . .      18,909       10,060       13,070
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . .       1,867        3,324        4,134
                                                                              --------     --------     --------
      Total interest expense . . . . . . . . . . . . . . . . . . . . . . .     175,501      192,397      271,209
                                                                              --------     --------     --------
Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     257,966      234,722      208,359
  Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . .       7,056       21,343       43,665
                                                                              --------     --------     --------
Net Interest Income After Provision For Credit Losses. . . . . . . . . . .     250,910      213,379      164,694
                                                                              --------     --------     --------
Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,310       17,627       17,335
  Service charges on deposit accounts. . . . . . . . . . . . . . . . . . .      32,711       26,820       23,211
  Bank card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,658       13,531       13,927
  Investment securities gains. . . . . . . . . . . . . . . . . . . . . . .       1,311        2,520        4,721
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,113       22,516       26,702
                                                                              --------     --------     --------
      Total noninterest income . . . . . . . . . . . . . . . . . . . . . .      89,103       83,014       85,896
                                                                              --------     --------     --------
Noninterest Expense:
  Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . .     114,575      100,491       93,123
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . .      22,004       19,030       17,944
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,307       14,458       14,020
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,071       11,679       10,915
  Bank card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,577        5,021        7,074
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . . .       9,132        5,424        5,080
  Nonoperating charge. . . . . . . . . . . . . . . . . . . . . . . . . . .      12,708        5,573        6,997
  Net costs of operation of other real estate and nonperforming assets . .       3,088        2,356        6,736
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,524       52,894       48,452
                                                                              --------     --------     --------
      Total non-interest expense . . . . . . . . . . . . . . . . . . . . .     252,986      216,926      210,341
                                                                              --------     --------     --------
Income Before Income Taxes, Extraordinary Item and Cumulative
  Effect of a Change in Accounting Principle . . . . . . . . . . . . . . .      87,027       79,467       40,249
  Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,845       18,534        9,537
                                                                              --------     --------     --------
Income Before Extraordinary Item and Cumulative Effect of a Change
  in Accounting Principle. . . . . . . . . . . . . . . . . . . . . . . . .      65,182       60,933       30,712
  Extraordinary item - tax benefit from utilization of net
    operating loss carryforward. . . . . . . . . . . . . . . . . . . . . .          --           --        1,397
  Cumulative effect of a change in accounting for income taxes . . . . . .      10,509        2,373           --
                                                                              --------     --------     --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 75,691     $ 63,306     $ 32,109
                                                                              ========     ========     ========
Net Income Applicable to Common and Common-Equivalent Shares . . . . . . .    $ 68,691     $ 57,355     $ 32,109
                                                                              ========     ========     ========
Primary Earnings Per Common Share:
  Income applicable to common and common-equivalent shares
    before extraordinary item and cumulative effect of a
    change in accounting principle . . . . . . . . . . . . . . . . . . . .       $2.26        $2.17        $1.26
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          .06
  Cumulative effect of a change in accounting for income taxes . . . . . .         .41          .10           --
                                                                                 -----        -----        -----
  Net income applicable to common and common-equivalent shares . . . . . .       $2.67        $2.27        $1.32
                                                                                 =====        =====        =====
Fully Diluted Earnings Per Common Share:
  Income before extraordinary item and cumulative effect
    of a change in accounting principle. . . . . . . . . . . . . . . . . .       $2.19        $2.11        $1.23
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          .05
  Cumulative effect of a change in accounting for income taxes . . . . . .         .35          .08           --
                                                                                 -----        -----        -----
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2.54        $2.19        $1.28
                                                                                 =====        =====        =====
Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .       $ .98        $ .88        $ .88
                                                                                 =====        =====        =====

   The accompanying notes are an integral part of the financial statements.

                          FOURTH FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                     Net
                        Preferred Stock  Common Stock                     Treasury Stock Stock   Unrealized
                        --------------- ---------------  Capital Retained -------------- Option   Gains on
                        Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total
                        ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  -------
                                                           (In thousands)
Balance, December 31,
 1990
  As previously
   reported . . . . . .     -- $     -- 21,485 $107,425 $ 82,537 $135,248   --  $    --  $  (705)  $    --  $324,505
  Adjustment for
   poolings
   of interests . . . .    790    2,511  2,719   13,596   14,897    5,504   --       --     (235)       --    36,273
                        ------ -------- ------ -------- -------- -------- ----  -------  -------   -------  --------
    Adjusted balance. .    790    2,511 24,204  121,021   97,434  140,752   --       --     (940)       --   360,778
  Net income. . . . . .     --       --     --       --       --   32,109   --       --       --        --    32,109
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       --  (40)    (697)      --        --      (697)
  Issuance of common
   stock under stock
   option plans . . . .     --       --    147      736      835       --   40      697       --        --     2,268
  Cash dividends:
    Common stock. . . .     --       --     --       --       --  (16,434)  --       --       --        --   (16,434)
    Pooled companies. .     --       --     --       --       --      (95)  --       --       --        --       (95)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --     (346)       --      (346)
  Capital transactions
   of pooled companies.     92      576     73      366      501       --   --       --       60        --     1,503
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------
Balance, December 31,
 1991 . . . . . . . . .    882    3,087 24,424  122,123   98,770  156,332   --       --   (1,226)       --   379,086
  Adjustment for pool-
   ing of interests . .     --       --    479    2,392    2,833       --   --       --       --        --     5,225
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------
Adjusted balance,
 January 1, 1992. . . .    882    3,087 24,903  124,515  101,603  156,332   --       --   (1,226)       --   384,311
  Net income. . . . . .     --       --     --       --       --   63,306   --       --       --        --    63,306
  Issuance of
   preferred stock. . .    250  100,000     --       --   (3,080)      --   --       --       --        --    96,920
  Issuance of common
   stock under stock
   option plans . . . .     --       --    163      813    1,657       --   --       --       --        --     2,470
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (5,951)  --       --       --        --    (5,951)
    Common stock  . . .     --       --     --       --       --  (16,768)  --       --       --        --   (16,768)
    Pooled companies. .     --       --     --       --       --   (1,486)  --       --       --        --    (1,486)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --      (18)       --       (18)
  Capital transactions
   of pooled companies.     90      554    152      763    1,537       --   --       --      175        --     3,029
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------
Balance, December 31,
 1992 . . . . . . . . .  1,222  103,641 25,218  126,091  101,717  195,433   --       --   (1,069)       --   525,813
  Net income. . . . . .     --       --     --       --       --   75,691   --       --       --        --    75,691
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       -- (112)  (3,245)      --        --    (3,245)
  Issuance of common
   stock under stock
   option plans . . . .     --       --    199      993    2,414       --   --       --       --        --     3,407
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (7,000)  --       --       --        --    (7,000)
    Common stock  . . .     --       --     --       --       --  (22,705)  --       --       --        --   (22,705)
    Pooled companies. .     --       --     --       --       --   (1,963)  --       --       --        --    (1,963)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --     (726)       --      (726)
  Capital transactions
   of pooled companies.   (972)  (3,641) 1,158    5,792    1,774       --   --       --       --        --     3,925
  Net unrealized gains
   on available-for-
   sale securities. . .     --       --     --       --       --       --   --       --       --    25,148    25,148
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------
Balance, December 31,
 1993 . . . . . . . . .    250 $100,000 26,575 $132,876 $105,905 $239,456 (112) $(3,245) $(1,795) $ 25,148  $598,345
                        ====== ======== ====== ======== ======== ======== ====  =======  =======  ========  ========

The accompanying notes are an integral part of the financial statements.



                    FOURTH FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Year Ended December 31,
                                                                                 -----------------------------------
                                                                                     1993        1992        1991
                                                                                 ----------- ----------- -----------
Increase (Decrease) in Cash and Due from Banks                                              (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   75,691  $   63,306  $   32,109
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         153         219         171
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . .       7,056      21,343      43,665
    Provision for security losses. . . . . . . . . . . . . . . . . . . . . . . .          --          --       1,491
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .      24,374      20,033      18,455
    Accretion of discounts on investment securities,
     net of amortization of premiums . . . . . . . . . . . . . . . . . . . . . .      15,692       9,268         409
    Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . .       4,376       3,005       4,713
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,711)     (1,071)     (4,466)
    Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . . .      (1,311)     (2,520)     (4,721)
    Write-down of core deposit intangibles, purchased mortgage
     servicing rights, premises and equipment, and other assets. . . . . . . . .       6,652          --          --
    Gain on sales of premises and equipment, other real estate
     owned, and other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,934)     (3,405)     (4,562)
    Gain on sale of credit card loans. . . . . . . . . . . . . . . . . . . . . .          --        (169)     (3,226)
    Change in assets and liabilities, net of
     effects from purchases of acquired entities:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,062       4,125      (3,477)
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (109,631)      2,087      (1,158)
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     317,285     (29,815)     43,903
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,156)     14,588      44,902
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,681       3,823      11,147
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,970)     (7,640)     (7,366)
                                                                                  ----------  ----------  ----------
        Net cash provided by operating activities  . . . . . . . . . . . . . . .     324,309      97,177     171,989
                                                                                  ----------  ----------  ----------
Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired  . . . . . . . . . . . . . . . . . . .      (2,468)     (7,662)     (2,280)
  Purchase of consumer loans . . . . . . . . . . . . . . . . . . . . . . . . . .          --     (60,751)         --
  Proceeds from sales of investment securities . . . . . . . . . . . . . . . . .      10,202      70,444     249,716
  Proceeds from maturities and prepayments of investment securities. . . . . . .   1,037,690     946,753   1,378,158
  Purchases of investment securities . . . . . . . . . . . . . . . . . . . . . .  (1,488,299) (1,320,880) (2,001,658)
  Purchase of mortgage servicing rights. . . . . . . . . . . . . . . . . . . . .          --      (1,247)        (28)
  Proceeds from sale of credit card loans. . . . . . . . . . . . . . . . . . . .          --       4,038      25,473
  Proceeds from sales of premises and equipment,
   other real estate owned, and other assets . . . . . . . . . . . . . . . . . .      15,740      28,775      42,759
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . .     (34,757)    (17,788)    (14,278)
  Change in assets and liabilities, net of effects from
   purchases of acquired entities:
    Interest-bearing deposits in other financial institutions. . . . . . . . . .       3,432         728       1,372
    Federal funds sold and securities purchased under agreements to resell . . .     205,698      (1,782)    242,243
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (201,051)    128,093     166,301
                                                                                  ----------  ----------  ----------
        Net cash provided by (used in) investing activities. . . . . . . . . . .    (453,813)   (231,279)     87,778
                                                                                  ----------  ----------  ----------
Cash Flows From Financing Activities:
  Transfers associated with the assumptions of savings
   and loan association net liabilities, less premiums paid. . . . . . . . . . .      91,832      46,413     187,461
  Other transfer associated with the assumption of
   deposits, net of premium paid . . . . . . . . . . . . . . . . . . . . . . . .          --      28,998          --
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .     (15,125)    (17,560)    (10,338)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . .          --          --      35,000
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .      (3,245)         --        (697)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .     (22,705)    (16,768)    (16,434)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .      (7,000)     (5,368)         --
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . .       3,407       2,470       2,268
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . .        (726)        (18)       (346)
  Proceeds from issuance of preferred stock, net of offering costs . . . . . . .          --      96,920          --
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . .      (1,524)       (346)        331
  Change in liabilities, net of effects from purchases of acquired entities:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (414,912)   (152,290)   (353,645)
    Federal funds purchased and securities sold under agreements to repurchase .     167,790     177,913     (73,375)
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . .     250,000          --          --
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,020)    (18,960)    (47,715)
                                                                                  ----------  ----------  ----------
        Net cash provided by (used in) financing activities. . . . . . . . . . .      42,772     141,404    (277,490)
                                                                                  ----------  ----------  ----------
Increase (decrease) in cash and due from banks . . . . . . . . . . . . . . . . .     (86,732)      7,302     (17,723)
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . .     400,531     387,535     405,258
Adjustment for pooling of interests. . . . . . . . . . . . . . . . . . . . . . .          --       5,694          --
                                                                                  ----------  ----------  ----------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . .  $  313,799  $  400,531  $  387,535
                                                                                  ==========  ==========  ==========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  178,079  $  199,110  $  278,256
                                                                                  ==========  ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   31,377  $   20,940  $   13,128
                                                                                  ==========  ==========  ==========

See accompanying notes.

                         FOURTH FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 - Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Fourth Financial Corporation and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

      The consolidated financial statements for prior years have been restated to reflect the poolings of interests detailed in Footnote 2 - Bank Acquisitions. Certain reclassifications of previously reported amounts have been made to conform with current year presentation format.

Investment and Trading Account Securities

      Management determines the appropriate classification of securities at the time of purchase. Securities are classified as "Held-to-maturity" when management has the intent and the Company has the positive ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, both computed on the constant yield method. The prepayment history of each mortgage-backed security pool is used to recalculate the yield used to amortize and accrete the premium and discount on these securities. Amortization, accretion, and interest and dividends on held-to-maturity securities are included in "Interest and dividends on investment securities."

      In May 1993, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As permitted by the Statement, the Company elected to adopt the provisions of the new standard as of December 31, 1993. Marketable equity securities and debt securities that at the time of adoption (and subsequently upon purchase) were deemed to be available-for-sale for the implementation of asset and liability management strategies, possible liquidity needs, and other purposes were classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. In accordance with FAS No. 115, prior-period financial statements have not been restated to reflect the change in accounting principle. At December 31, 1993, investment securities were increased $41,227,000; deferred income taxes payable were increased $16,079,000; and stockholders' equity was increased $25,148,000 to reflect the net unrealized gains on available-for-sale securities previously carried at amortized cost or lower of cost or market. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, and interest and dividends on securities classified as available-for-sale are included in "Interest and dividends on investment securities." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in "Investment securities gains." The cost of securities sold is based on the specific identification method.

      Securities held for sale to customers and in anticipation of short-term market movements are classified as "Trading account securities." Securities held in the trading account are stated at market value. Gains and losses, both realized and unrealized, are reflected in "Other noninterest income." The specific identification method is used to determine the cost of securities sold.

Loans and Leases

      Loans are reported at the principal amount outstanding, net of unearned discount. Interest income on loans is accrued based on the unpaid principal and the applicable rate. Interest on discounted loans and leases is generally accrued on a basis approximating a level yield over the terms of the loans or leases.

      Residential mortgage loans and educational loans held for sale are stated at the lower of cost or market value. These loans are analyzed on an aggregate basis to determine the lower of cost or market value. Net gains or losses on the sale of these loans, including adjustments to market value, are part of normal operations and are reflected in "Other noninterest income." The specific identification method is used to determine the cost of loans sold.

      A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A loan is also placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. At the time a loan is classified as nonaccrual, interest previously recorded but not collected is reversed. Interest payments received on such loans are generally recorded as a reduction in carrying value unless such carrying value is deemed to be collectible. A loan is not reclassified as accruing until all principal and interest payments are brought current and the borrower has demonstrated the ability to service the loan in accordance with its contractual terms.

Fair Values of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures in accordance with FAS No. 107, "Disclosures About Fair Value of Financial Instruments." Because there is no market for many of these financial instruments, the Company has no basis to determine whether these estimated fair values would be indicative of the value that could be obtained in an arm's-length sale.

      Cash and due from banks: The carrying amounts reported in the consolidated statements of condition for cash and due from banks approximate those assets' fair values.

      Interest-bearing deposits in other financial institutions:   Fair
      values of $2,279,000 for these fixed-rate certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar maturities. The carrying amount of these certificates of deposit was $2,232,000.

      Investment and trading account securities: Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

      Federal funds sold and securities purchased under agreements to resell: The carrying amounts of federal funds sold and securities purchased under agreements to resell approximate their fair values.

      Loans and leases: For variable-rate loans that reprice in accordance with indices, fair values were estimated to be equal to carrying values. A significant portion of a credit card portfolio's value results from the ongoing cardholder relationship that generates receivables and fees over time. This relationship value is not defined as a financial instrument and therefore not disclosed under FAS No. 107. The carrying values of the credit card receivables approximate their fair values.
      The fair values for one-to-four family fixed-rate mortgage loans were based on quoted market prices of similar loans, adjusted for differences in loan characteristics. The fair values for other fixed-rate loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms. Because the allowance for credit losses provides for the credit risk inherent in the loan and lease portfolio, neither the cash flows nor discount rates were adjusted to reflect changes in credit risk subsequent to when loans were originated. Nonperforming loans have not been discounted.

      Off-balance-sheet instruments: No premium or discount was ascribed to loan commitments because virtually all funding will be at current market rates. The estimated fair values of the interest rate swaps generally represent an estimate of the amount the Company would receive or pay to terminate the agreement at the reporting date. These values were based on dealer quotes with respect to the amortizing swaps. For swaps with fixed maturities, the estimated values represent the present value of the cash flow stream discounted at current interest rate spreads.

      Deposit liabilities: For deposits with no defined maturities, demand deposits, interest-bearing checking deposits, and savings deposits, FAS No. 107 defines fair value as the amount payable on demand at the reporting date (i.e., their carrying amounts). Included in "Intangible assets" at December 31, 1993 was $15,828,000 (net of accumulated amortization) representing the value of core deposits assumed in deposit assumption transactions. The value of the core deposit relationships built by the Company over time was neither considered in the fair value amounts nor recorded as an intangible asset in the statements of condition. The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date. Fair values for fixed-rate certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar maturities.

      Federal funds purchased, securities sold under agreements to repurchase, and other borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.


      Federal Home Loan Bank borrowings: The carrying amounts of the short-term portion of these borrowings approximate their fair values. A discounted cash flow analysis, using the current rates on Federal Home Loan Bank borrowings of similar maturities, was used to estimate the fair values of these borrowings with maturities greater than one year.

      Long-term borrowings: The fair values of the Company's long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other Real Estate and Nonperforming Assets

      Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures. These assets are carried at the lower of the loan carrying amount or fair value minus estimated selling costs and are included in "Income receivable and other assets" in the consolidated statements of condition. At the time of acquisition or repossession, any write-down necessary to record an asset at its fair value is charged to the allowance for credit losses. A valuation allowance for estimated selling costs is recorded through a charge to "Net costs of operation of other real estate and nonperforming assets." Losses and gains as well as net costs associated with these properties are also included in "Net costs of operation of other real estate and nonperforming assets" in the consolidated statements of income.

      In accordance with the Securities and Exchange Commission's Financial Reporting Release 28 ("FRR 28"), "Other real estate and nonperforming assets" previously has included certain loans valued at the fair value of the underlying collateral even though the Company did not have possession of that collateral. The main objective of FRR 28 was to require a systematic methodology to be applied to the recognition and measurement of potential losses inherent in loans, where the repayment of the loan was expected to come only from the operation or the sale of the collateral. Collateral was to be considered repossessed in substance and accounted for at fair value in those cases where the borrower had little or no equity in the collateral considering the property's fair value and where, considering economic conditions, the borrower's ability to rebuild equity was doubtful.

      During 1993, banking system regulators issued guidance confirming that the loss recognition on collateral-dependent loans should be based on the fair value of the collateral, but that such loans need not be reported as "Other real estate" unless possession of the underlying collateral has been obtained. The Company's consolidated statement of condition reflects the adoption of this regulatory guidance as of December 31, 1993, and the 1992 consolidated statement of condition has been restated to reclassify substantive repossessions from "Other assets" to "Loans." These loans are all classified as nonaccrual loans.

Allowance for Credit Losses

      The allowance for credit losses is the amount deemed by management to be reasonably necessary to provide for possible losses on loans that may become uncollectible. Additions to the allowance are charged to expense as the provision for credit losses. Loan losses and recoveries are charged or credited directly to the allowance. It is the Company's policy to charge off any loan or portion of that loan when it is deemed to be uncollectible in the ordinary course of business.

      An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for credit losses. This evaluation takes into consideration the classification of loans and the application of loss estimates to these classifications. It is the responsibility of management in each of the Company's markets to classify its loans as pass, special mention, substandard, doubtful, or loss. The classification criteria are established by the credit administration function of the Company, which is independent of all lending functions, and are intended to be consistent with the criteria applied by federal banking system examiners. These classifications take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. The Company has an independent loan review function which reviews the loans periodically. The Company's bank subsidiaries also are subjected to periodic examinations by the Office of the Comptroller of the Currency.

      Loss factors are developed by loan type and classification using historical loss data and statistical modeling techniques. The application of these loss factors to the portfolio classifications, combined with analyses of general economic conditions, trends in portfolio volume, maturity, and composition, and estimates of potential future losses on specific large loans and those loans requiring special attention, provide management with data essential to identify and estimate the credit risk inherent in the portfolio. The allowance for credit losses reflects the result of these estimates and is deemed to be adequate at each balance sheet date.

Loan and Loan Commitment Fees

      The Company generally recognizes loan and loan commitment fees as revenue when received and related costs as expenses when incurred. FAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating Loans," provides for the deferral of such fees and direct loan origination costs and the amortization of such fees and costs over the lives of the related loans as an adjustment of yield. However, the adoption of FAS No. 91 would not have a material effect on operating results.

Bank Premises and Equipment

      Land is stated at cost, and buildings and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, depreciation is included in operating expenses and is computed principally on the straight-line method over the estimated useful lives of the related assets. Accelerated methods are generally used for income tax purposes with deferred income taxes provided for timing differences. Additions, major replacements, and improvements to buildings and equipment are added to the asset accounts at cost. Maintenance, repairs, and minor replacements are charged directly to operating expense.

      The costs incidental to the operation and maintenance of buildings, net of income received from tenants, are reflected as "Net occupancy" expense in the accompanying consolidated statements of income.

Income Taxes

      The Company and its subsidiaries, except the insurance subsidiary, file a consolidated federal income tax return. The income tax effects of transactions are recognized in the years in which they enter into the determination of reported income, regardless of when they are recognized for tax return purposes. When income and expenses are recognized in different periods for tax purposes, applicable deferred taxes are provided in the financial statements. Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

2 - Acquisitions

Purchase Transactions

      During 1993 three acquisitions accounted for as purchases were completed: Guaranty Bancorporation ("GB"), Bancshares of Woodward, Inc. ("BOW"), and F&M Bank Services, Inc. ("FBS"). The following table presents information regarding these purchase transactions.

Acquisition                                         Bank Subsidiary                   Assets
   Date           Company Acquired                      Location                     Acquired     Cash Paid
- -----------      ------------------      -------------------------------------      ----------   -----------
                                                                                         (In thousands)
May 14, 1993             GB              Guaranty Bank & Trust Company
                                          Tulsa, OK . . . . . . . . . . . . . .      $ 82,606      $ 4,386

May 28, 1993             BOW             Bank of Woodward
                                          Woodward and Waukomis, OK . . . . . .       130,192       17,859

May 28, 1993             FBS             Farmers & Merchants State Bank
                                          Derby, KS . . . . . . . . . . . . . .        61,565        8,068
                                                                                     --------      -------
                                                                                     $274,363      $30,313
                                                                                     ========      =======

      During 1992 two acquisitions accounted for as purchases were completed:
Farmers and Merchants Bank ("FMB") and Southern Bancorp, Inc. ("SBI").
The following table presents information regarding these purchase transactions.

Acquisition                                         Bank Subsidiary                   Assets
   Date           Company Acquired                      Location                     Acquired     Cash Paid
- -----------      ------------------      -------------------------------------      ----------   -----------
                                                                                         (In thousands)
July 31, 1992          FMB               Farmers and Merchants Bank
                                          Colby, KS . . . . . . . . . . . . . .      $ 66,827     $ 8,921

December 11, 1992      SBI               Southern National Bank
                                          Tulsa, OK . . . . . . . . . . . . . .        64,510       9,951
                                                                                     --------     -------
                                                                                     $131,337     $18,872
                                                                                     ========     =======

      The following table presents supplementary information regarding the cash paid in these purchase transactions.

                                                                                      1993          1992
                                                                                    --------      --------
                                                                                        (In thousands)
Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . .     $274,363      $131,337
Fair value of liabilities assumed . . . . . . . . . . . . . . . . . . . . . . .     (253,378)     (115,464)
Cost in excess of net assets acquired . . . . . . . . . . . . . . . . . . . . .        9,328         2,999
                                                                                    --------      --------
  Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,313        18,872
  Cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,845        11,210
                                                                                    --------      --------
  Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,468      $  7,662
                                                                                    ========      ========


      For each of these transactions, the consolidated statements of income include only the income and expenses of the acquired company since acquisition. The purchase price has been allocated to the net identifiable assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operations for 1993 and 1992, had the purchase transactions occurred at the beginning of these years, was not material.

Poolings of interests

      The following table presents the five 1993 business combinations accounted for as poolings of interests. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented, with the exception that periods prior to January 1, 1992 have not been restated for the results of operations of Ponca Bancshares, Inc. ("PBI") which were not material. Adjustments to conform the acquired companies' accounting policies to those of the Company were not material.

                                Company Acquired/                Company          Assets        Shares
       Date                         Location                   Abbreviation      Acquired       Issued
- ------------------    -------------------------------------    ------------    ------------    --------
                                                                              (In thousands)
February 12, 1993     Southgate Banking Corporation,                SBC          $ 62,628       451,310
                       Prairie Village, KS

May 28, 1993          Nichols Hills Bancorporation, Inc.,           NHB            97,869       469,906
                       Nichols Hills (Oklahoma City), OK

September 17, 1993    Commercial Landmark Corporation,              CLC           465,060     1,874,812
                       Muskogee, OK

December 3, 1993      Western National Bancorporation, Inc.,        WNB           206,288     1,110,695
                       Tulsa, OK

December 10, 1993     Ponca Bancshares, Inc.,                       PBI           117,275       478,395
                       Ponca City, OK                                            --------     ---------
                                                                                 $949,120     4,385,118
                                                                                 ========     =========

      In addition to the business combinations listed, the Company issued 108,748 shares to acquire the minority interest of Western National Bank of Tulsa, the bank subsidiary of WNB. As prescribed by Accounting Principles Board Opinion No. 16, the acquisition of the minority interest was accounted for as a purchase. The fair market value of shares issued exceeded the net asset value of the minority interest by $1,673,000 at the time of acquisition.

      The following table presents the four 1992 business combinations accounted for as poolings of interests. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Adjustments to conform the acquired companies' accounting policies to those of the Company were not material.


                                Company Acquired/                Company          Assets        Shares
       Date                         Location                   Abbreviation      Acquired       Issued
- ------------------    -------------------------------------    ------------    ------------    --------
                                                                              (In thousands)
September 9, 1992     KNB Bancshares, Inc.,                        KNB           $ 99,256       267,390
                       Prairie Village, KS

October 30, 1992      Mission Hills Bancshares, Inc.,              MHB             94,762       358,709
                       Mission Woods, KS

December 30, 1992     United Bank of Kansas, Inc.,                 UBK            122,885       663,739
                       Liberal, KS

December 31, 1992     Fourth National Corporation,                 FNC            368,325     1,639,941
                       Tulsa, OK                                                 --------    ----------

                                                                                 $685,228     2,929,779
                                                                                 ========     =========

      The effect of pooling-of-interests accounting treatment on previously reported selected operating results is as follows:

                                                              Nine Months
                                                                 Ended           Year Ended December 31,
                                                              September 30,     -------------------------
                                                                 1993              1992           1991
                                                           ----------------     ----------     ----------
                                                           (Dollars in thousands, except per share data)
      Interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $305,596(1)      $352,697       $409,274
        Pooled companies . . . . . . . . . . . . . . . . .        17,921           74,422         70,294
                                                                --------         --------       --------
          Combined . . . . . . . . . . . . . . . . . . . .      $323,517         $427,119       $479,568
                                                                ========         ========       ========
      Net interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $180,407(1)      $191,483       $174,782
        Pooled companies . . . . . . . . . . . . . . . . .        11,292           43,239         33,577
                                                                --------         --------       --------
          Combined . . . . . . . . . . . . . . . . . . . .      $191,699         $234,722       $208,359
                                                                ========         ========       ========
      Net income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 56,096(1)      $ 53,187       $ 25,320
        Pooled companies . . . . . . . . . . . . . . . . .          (587)          10,119          6,789
                                                                --------         --------       --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 55,509         $ 63,306       $ 32,109
                                                                ========         ========       ========

      Net income applicable to common stock:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 50,846(1)      $ 47,236       $ 25,320
        Pooled companies . . . . . . . . . . . . . . . . .          (587)          10,119          6,789
                                                                --------         --------       --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 50,259         $ 57,355       $ 32,109
                                                                ========         ========       ========
      Primary earnings per common share, after cumulative
       effect of a change in accounting principle:
        Company. . . . . . . . . . . . . . . . . . . . . .      $   2.06(1)      $   2.17       $   1.18
        Pooled companies . . . . . . . . . . . . . . . . .          (.10)             .10            .14
                                                                --------         --------       --------
          Combined . . . . . . . . . . . . . . . . . . . .      $   1.96         $   2.27       $   1.32
                                                                ========         ========       ========

      Fully diluted earnings per common share,
       after cumulative effect of a change in
       accounting principle:
        Company. . . . . . . . . . . . . . . . . . . . . .      $   1.99(1)      $   2.16       $   1.18
        Pooled companies . . . . . . . . . . . . . . . . .          (.12)             .03            .10
                                                                --------         --------       --------
          Combined . . . . . . . . . . . . . . . . . . . .      $   1.87         $   2.19       $   1.28
                                                                ========         ========       ========

      _________

      (1)  Includes SBC, NHB, and CLC which were acquired prior to September 30, 1993.

Pending Acquisitions

    Pending acquisitions as of December 31, 1993 are listed in the table below. The proposed transactions are subject to approval by regulators and other contractual conditions.

                                                  Assets                            Number of
                                             December 31, 1993   Cash Expected   Shares Expected   Accounting
                 Bank                           (Unaudited)        To Be Paid     To Be Issued       Method
                ------                       -----------------   -------------   ---------------   ----------
                                                        (In thousands)
Great Southern Savings Bank
  Springfield, MO ("Great Southern"). . .     $  530,368            $     --         2,798,813      Pooling

Emprise Bank, National Association,
  Hutchinson, KS ("Emprise"). . . . . . .        268,450              29,953                --      Purchase

First National Bank and Trust Company
  in Dodge City, Dodge City, KS and
  Metro Bank of Broken Arrow, Broken
  Arrow, OK, ("First National") . . . . .        148,818                  --           662,220      Pooling

Equity Bank for Savings, F.A.
  Oklahoma City, OK ("Equity"). . . . . .        520,224              92,046                --      Purchase
                                              ----------            --------         ---------
                                              $1,467,860            $121,999         3,461,033
                                              ==========            ========         =========

3 - Assumption of Deposits

      On April 2, 1993, $99,399,000 of deposits and other liabilities were assumed by the Kansas bank subsidiary from a failed bank in Mission, Kansas. A premium of $1,141,000 was paid to the Federal Deposit Insurance Corporation ("FDIC") to assume these deposits.

      During 1992, the Company completed two deposit assumption transactions. On March 27, 1992, $46,484,000 of deposits and other liabilities were assumed by the Kansas bank subsidiary from a failed savings and loan in Hays, Kansas. A premium of $57,000 was paid to the Resolution Trust Corporation ("RTC") to assume these deposits. On December 31, 1992, the Company's Oklahoma bank subsidiary assumed the deposits and acquired the branch facilities and equipment of nine offices from a S&L in Tulsa, Oklahoma. The following table presents supplementary information regarding the cash paid in this transaction.


                                                                        1992
                                                                   --------------
                                                                   (In thousands)
      Fair value of assets acquired . . . . . . . . . . . . . . .     $346,595
      Fair value of liabilities assumed . . . . . . . . . . . . .     (349,355)
      Cost in excess of net assets acquired . . . . . . . . . . .        2,376
      Value of core deposits assumed  . . . . . . . . . . . . . .       15,240
                                                                      --------
        Cash paid . . . . . . . . . . . . . . . . . . . . . . . .       14,856
        Cash acquired . . . . . . . . . . . . . . . . . . . . . .       43,854
                                                                      --------
        Net cash received . . . . . . . . . . . . . . . . . . . .     $ 28,998
                                                                      ========

4 - Cash and Due from Banks

      The subsidiary banks are required by federal law to maintain reserves against their deposit liabilities. These reserves can be maintained in the form of vault cash or balances at a Federal Reserve Bank. The average cash and Federal Reserve balances maintained as reserves were $117,490,000 for 1993 and $93,282,000 for 1992. Cash and
due from banks also includes checks in process of collection and balances maintained at correspondent banks for services rendered.

5 - Investment Securities

      In May 1993, the Financial Accounting Standards Board issued FAS No. 115 which modified the accounting for investment securities. As permitted by the statement, the Company elected to adopt the provisions of the new standard as of December 31, 1993. In accordance with FAS No. 115, prior-period financial statements have not been restated to reflect the change in accounting principle. Pursuant to FAS 115, the Company's investment securities at December 31, 1993 were classified as either held-to-maturity securities or available-for-sale securities. Those securities classified as held-to-maturity securities are those management has the intent and the Company has the positive ability to hold until maturity. The available-for-sale securities are those securities deemed to be available for sale for the implementation of asset and liability management strategies, possible liquidity needs, and other purposes. At December 31, 1992, the Company's "Investment securities" were carried at amortized cost since management had the intent and the Company had the ability to hold the securities on a long-term basis.

      The following table presents the amortized cost and estimated fair value of investment securities classified as held-to-maturity and carried at amortized cost.

Held-to-maturity
                                        December 31, 1993                          December 31, 1992
                           ------------------------------------------  ------------------------------------------
                                        Gross      Gross    Estimated              Gross      Gross    Estimated
                           Amortized  Unrealized Unrealized   Fair     Amortized  Unrealized Unrealized   Fair
                              Cost      Gains      Losses     Value       Cost      Gains      Losses     Value
                           ---------- ---------- ---------- ---------  ---------- ---------- ---------- ---------
                                          (In thousands)                              (In thousands)
U.S. Treasury obligations. $    1,514  $    21   $     --   $    1,535  $  284,856   $ 5,377  $   (457) $  289,776
Obligations of U.S.
 government agencies
 and corporations:
  Mortgage-backed. . . . .  1,751,443   13,443    (12,191)   1,752,695   1,731,879    18,219   (10,301)  1,739,797
  Other. . . . . . . . . .        359       43         (1)         401     279,783     6,736      (397)    286,122
Obligations of states and
 political subdivisions. .      4,750       13        (56)       4,707     215,471    25,345       (36)    240,780
Other securities:
  Collateralized auto
   receivables . . . . . .     12,364       88         --       12,452      28,935       594        --      29,529
  Corporate notes and
   bonds . . . . . . . . .         --       --         --           --      10,580       179       (11)     10,748
  Foreign debt securities.      2,155        5         --        2,160          --        --        --          --
  Money market mutual
   funds . . . . . . . . .        212       --         --          212         220        --        --         220
                           ----------  -------   --------   ----------  ----------   -------  --------  ----------
    Total debt securities.  1,772,797   13,613    (12,248)   1,774,162   2,551,724    56,450   (11,202)  2,596,972

  Federal Home Loan
   Bank stock(1) . . . . .     24,911       --         --       24,911       1,166        --        --       1,166
  Federal Reserve
   Bank stock(1) . . . . .     12,589       --         --       12,589       8,452        --        --       8,452
  Other equity
   securities(1) . . . . .      1,470       --         --        1,470       3,576        18        (4)      3,590
                           ----------  -------   --------   ----------  ----------   -------  --------  ----------
    Total. . . . . . . . . $1,811,767  $13,613   $(12,248)  $1,813,132  $2,564,918   $56,468  $(11,206) $2,610,180
                           ==========  =======   ========   ==========  ==========   =======  ========  ==========

- -----------
(1)  Securities do not have a readily determinable fair value.

      The amortized cost and estimated fair value of the held-to-maturity debt securities at December 31, 1993 are shown below by contractual maturity.

                                                                      December 31, 1993
                                                               -------------------------------
                                                                                     Estimated
                                                                Amortized              Fair
                                                                  Cost                 Value
                                                               ----------           ----------
                                                                       (In thousands)
         Due in one year or less . . . . . . . . . . . . . .   $    2,071           $    2,126
         Due after one year through five years . . . . . . .       17,258               17,314
         Due after five years through ten years. . . . . . .           25                   27
         Due after ten years . . . . . . . . . . . . . . . .        2,000                2,000
                                                               ----------           ----------
                                                                   21,354               21,467
         Mortgage-backed securities. . . . . . . . . . . . .    1,751,443            1,752,695
                                                               ----------           ----------
           Total . . . . . . . . . . . . . . . . . . . . . .   $1,772,797           $1,774,162
                                                               ==========           ==========

      The following table presents the amortized cost and estimated fair value of investment securities classified as available-for-sale and carried at estimated fair value.

Available-for-sale
                                                                          December 31, 1993
                                                             ------------------------------------------
                                                                          Gross      Gross    Estimated
                                                             Amortized  Unrealized Unrealized   Fair
                                                                Cost      Gains      Losses     Value
                                                             ---------- ---------- ---------- ----------
                                                                            (In thousands)
U.S. Treasury obligations. . . . . . . . . . . . . . . . .   $  297,891  $10,518   $    (78)  $  308,331
Obligations of U.S. government agencies
 and corporations:
  Mortgage-backed. . . . . . . . . . . . . . . . . . . . .      215,889    4,530     (1,571)     218,848
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      299,900    7,179       (803)     306,276
Obligations of states and political subdivisions . . . . .      222,130   21,266       (463)     242,933
Corporate notes and bonds. . . . . . . . . . . . . . . . .       39,567      710        (40)      40,237
                                                             ----------  -------   --------   ----------
    Total debt securities. . . . . . . . . . . . . . . . .    1,075,377   44,203     (2,955)   1,116,625
Equity securities. . . . . . . . . . . . . . . . . . . . .        1,172       --        (21)       1,151
                                                             ----------  -------   --------   ----------
    Total. . . . . . . . . . . . . . . . . . . . . . . . .   $1,076,549  $44,203   $ (2,976)  $1,117,776
                                                             ==========  =======   ========   ==========

      The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 1993 are shown below by contractual maturity.

                                                                      December 31, 1993
                                                               -------------------------------
                                                                                     Estimated
                                                                Amortized              Fair
                                                                  Cost                 Value
                                                               ----------           ----------
                                                                       (In thousands)
         Due in one year or less . . . . . . . . . . . . . .   $   89,296           $   90,289
         Due after one year through five years . . . . . . .      615,487              641,886
         Due after five years through ten years. . . . . . .      128,606              134,916
         Due after ten years . . . . . . . . . . . . . . . .       26,099               30,686
                                                               ----------           ----------
                                                                  859,488              897,777
         Mortgage-backed securities. . . . . . . . . . . . .      215,889              218,848
                                                               ----------           ----------
           Total . . . . . . . . . . . . . . . . . . . . . .   $1,075,377           $1,116,625
                                                               ==========           ==========

      The fair values of investment securities are based upon available market data and estimates which often reflect transactions of relatively small size and which are not necessarily indicative of prices at which larger amounts of particular issues could be readily sold. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      The book value of investment securities pledged to secure public deposits and for other purposes, as required or permitted by law, aggregated $1,135,612,000 at December 31, 1993.

      The gross proceeds, gains, and losses realized from the sale of investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities.

                                                                      1993           1992            1991
                                                                  -----------    ------------    ------------
     Proceeds from sale of investment securities . . . . . . . .  $10,202,000    $ 70,444,000    $249,716,000
                                                                  ===========    ============    ============
     Gross realized gains  . . . . . . . . . . . . . . . . . . .  $    55,000    $  2,311,000    $  5,540,000
     Gross realized losses . . . . . . . . . . . . . . . . . . .       43,000          47,000         978,000
                                                                  -----------    ------------    ------------
         Net gains . . . . . . . . . . . . . . . . . . . . . . .  $    12,000    $  2,264,000    $  4,562,000
                                                                  ===========    ============    ============

      Gross securities gains in 1992 include $688,000 realized by a pooled company associated with securities which were sold due to a deterioration in credit quality. A gain was realized because the securities had previously been written down to 37.0% of par value.

      Not included in the table above are $299,685,000 of 1992 sales of short-term Treasury Bills related to the restructuring of the securities portfolio obtained with the assumption of deposits from a Tulsa, Oklahoma S&L. These securities were sold within 14 days of maturity; thus the market risk had been substantially eliminated as a pricing factor, and a gain of only $5,000 was realized. "Income receivable and other assets" includes the receivable for the proceeds from this sale, which were received January 4, 1993.

6 - Loans and Leases

      The book value and estimated fair value of loans and leases are as follows:

                                                                  December 31, 1993        December 31, 1992
                                                                ---------------------    ---------------------
                                                                   Amount    Percent        Amount    Percent
                                                                ----------- ---------    ----------- ---------
                                                                             (Dollars in thousands)
Commercial and industrial . . . . . . . . . . . . . . . . . .   $  849,026    26.1%      $  737,924    26.0%
Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      164,752     5.0          143,383     5.0
Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .       77,962     2.4           55,754     2.0
Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       34,576     1.1           41,282     1.4
Real estate, less unearned discount:
  Construction. . . . . . . . . . . . . . . . . . . . . . . .       92,158     2.8           63,948     2.2
  Secured by 1-4 family residences. . . . . . . . . . . . . .      781,946    24.0          690,202    24.3
  Permanent commercial real estate and other. . . . . . . . .      500,129    15.4          436,888    15.4
  Residential mortgage loans held for sale. . . . . . . . . .      110,132     3.4              501      --
Consumer, less unearned discount. . . . . . . . . . . . . . .      417,126    12.8          467,916    16.5
Credit card . . . . . . . . . . . . . . . . . . . . . . . . .       91,562     2.8           81,012     2.9
Educational . . . . . . . . . . . . . . . . . . . . . . . . .       55,968     1.7           41,889     1.5
Lease financing . . . . . . . . . . . . . . . . . . . . . . .       40,195     1.2           29,490     1.0
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,255     1.3           50,847     1.8
                                                                ----------  ------       ----------  ------
    Loans and leases - book value . . . . . . . . . . . . . .   $3,257,787   100.0%      $2,841,036   100.0%
                                                                ==========  ======       ==========  ======

    Loans and leases - estimated fair value . . . . . . . . .   $3,281,535               $2,859,833
                                                                ==========               ==========

   The Company manages exposure to credit risk through loan portfolio diversification by customer and market, as well as by product.
Although the aggregate legal lending limits of the Company's bank subsidiaries totaled $79,422,000 at December 31, 1993, the Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20,000,000. The Company principally lends to businesses and individuals in Kansas, Oklahoma, and the contiguous states or to Kansas and Oklahoma based customers that do business in other states.

   Nonaccrual loans and troubled debt restructurings are summarized below:

                                                       December 31,
                                                  ---------------------
                                                    1993         1992
                                                  --------     --------
                                                     (In thousands)

Nonaccrual loans . . . . . . . . . . . . . . . .   $33,833      $36,772
Troubled debt restructurings . . . . . . . . . .       290        1,906
                                                   -------      -------
                                                   $34,123      $38,678
                                                   =======      =======

   The effect of nonaccrual loans and troubled debt restructurings on interest income was:

                                                                             Year Ended December 31,
                                                                          ----------------------------
                                                                           1993       1992       1991
                                                                          ------     ------     ------
                                                                                 (In thousands)
         Interest income which would have been
           recorded pursuant to the original terms . . . . . . . . . .    $4,039     $7,823    $11,241
                                                                          ======     ======    =======
         Interest income recorded  . . . . . . . . . . . . . . . . . .    $1,504     $1,598    $ 2,073
                                                                          ======     ======    =======

   In the ordinary course of business, the Company has made loans to directors and executive officers of the Company and its significant subsidiaries. Loans to these customers were transacted on the same terms, including similar interest rates and collateral terms, as those prevailing at the time for comparable transactions with unrelated persons and, in management's opinion, did not involve more than a normal risk of collectibility or present other unfavorable features at the time they were made. An analysis of aggregate loan activity with this group, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, follows:

                                                               1993
                                                          --------------
                                                          (In thousands)

    Loans outstanding at December 31, 1992. . . . . . . .   $ 39,236
      New loans . . . . . . . . . . . . . . . . . . . . .    214,894
      Repayments. . . . . . . . . . . . . . . . . . . . .   (176,635)
      Other changes . . . . . . . . . . . . . . . . . . .        271
                                                            --------
    Loans outstanding at December 31, 1993. . . . . . . .   $ 77,766
                                                            ========

   Other changes include loans outstanding at December 31, 1992 to directors elected or retired in 1993, loans purchased or sold during the current year, and any other loans outstanding at December 31, 1992 to related individuals or entities not considered to be related parties at December 31, 1993.


7 - Allowance for Credit Losses

   Changes in the allowance for credit losses are as follows:

                                                                                  1993       1992       1991
                                                                                -------    -------    -------
                                                                                       (In thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . . . .    $60,498    $57,459    $53,049
  Adjustment for poolings of interests . . . . . . . . . . . . . . . . . . .     12,557     13,210      9,672
                                                                                -------    -------    -------
Balance at January 1, as restated. . . . . . . . . . . . . . . . . . . . . .     73,055     70,669     62,721
  Allowance for credit losses of purchased banks . . . . . . . . . . . . . .      3,266      1,739        464
  Allowance for purchased loans. . . . . . . . . . . . . . . . . . . . . . .         --      3,424         --
                                                                                -------    -------    -------
                                                                                 76,321     75,832     63,185
  Provisions charged to operating expense. . . . . . . . . . . . . . . . . .      7,056     21,343     43,665
  Recoveries on loans and leases previously charged off. . . . . . . . . . .      9,799      6,958      7,189
  Loans and leases charged off . . . . . . . . . . . . . . . . . . . . . . .    (26,808)   (31,078)   (44,559)
                                                                                -------    -------    -------
Balance at December 31 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $66,368    $73,055    $69,480
                                                                                =======    =======    =======

8 - Bank Premises and Equipment

   A summary of land, buildings, and equipment appears below:

                                                 December 31, 1993                  December 31, 1992
                                           -------------------------------   --------------------------------
                                                     Accumulated    Book               Accumulated     Book
                                             Cost    Depreciation   Value      Cost    Depreciation    Value
                                           --------  ------------  -------   --------  ------------  --------
                                                                    (In thousands)
Land . . . . . . . . . . . . . . . . . .   $ 22,993    $     --   $ 22,993    $ 21,382    $     --   $ 21,382
Buildings and leasehold improvements . .    153,368      71,155     82,213     136,342      63,796     72,546
Furniture and equipment. . . . . . . . .    111,207      73,441     37,766      89,770      60,362     29,408
                                           --------    --------   --------    --------    --------   --------
    Total. . . . . . . . . . . . . . . .   $287,568    $144,596   $142,972    $247,494    $124,158   $123,336
                                           ========    ========   ========    ========    ========   ========

   Depreciation expense amounted to $15,705,000 in 1993, $14,204,000 in 1992, and $13,470,000 in 1991.

9 - Intangible Assets

   Included in intangible assets are the following items:

                                                  December 31, 1993                   December 31, 1992
                                           -------------------------------    --------------------------------
                                                     Accumulated    Book                Accumulated     Book
                                             Cost    Amortization   Value       Cost    Amortization    Value
                                           --------  ------------  -------    --------  -------------  -------
                                                                      (In thousands)
Cost in excess of net assets acquired . .   $64,728    $18,259     $46,469     $53,386     $14,992     $38,394
Value of core deposits assumed. . . . . .    28,055     12,227      15,828      26,825       5,335      21,490
Purchased mortgage servicing rights . . .     5,749      4,248       1,501       5,749       2,111       3,638
                                            -------    -------     -------     -------     -------     -------
                                            $98,532    $34,734     $63,798     $85,960     $22,438     $63,522
                                            =======    =======     =======     =======     =======     =======

   The cost of purchased entities in excess of fair value of net assets acquired is being amortized on a straight-line basis over a period of twenty years. The value of core deposits assumed and the purchased mortgage servicing rights are being amortized using accelerated methods over the estimated periods benefitted, not exceeding ten years.


10 - Deposits

   The book value and estimated fair value of deposits are presented below:

                                                                                    December 31,
                                                                           -----------------------------
                                                                               1993             1992
                                                                           ------------     ------------
                                                                                   (In thousands)
Noninterest-bearing deposits  . . . . . . . . . . . . . . . . . . . . .     $  944,290       $1,036,371

Interest-bearing deposits:
  Interest-bearing checking deposits  . . . . . . . . . . . . . . . . .        908,792          800,606
  Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,259,486        1,220,952
  Time deposits under $100,000  . . . . . . . . . . . . . . . . . . . .      1,835,211        1,923,026
  Time deposits of $100,000 or more . . . . . . . . . . . . . . . . . .        359,957          398,962
                                                                            ----------       ----------
    Total interest-bearing deposits . . . . . . . . . . . . . . . . . .      4,363,446        4,343,546
                                                                            ----------       ----------
      Deposits - book value . . . . . . . . . . . . . . . . . . . . . .     $5,307,736       $5,379,917
                                                                            ==========       ==========
      Deposits - estimated fair value . . . . . . . . . . . . . . . . .     $5,350,182       $5,424,630
                                                                            ==========       ==========

11 - Purchased Funds, Borrowings and Long-Term Debt

   The following schedules summarize, by category, purchased funds, borrowings, and long-term debt.

Federal funds purchased and securities sold under agreements to repurchase

                                                                    December 31, 1993        December 31, 1992
                                                                   --------------------    ---------------------
                                                                    Amount       Rate        Amount       Rate
                                                                   --------    --------    ---------    --------
                                                                              (Dollars in thousands)
Federal funds purchased . . . . . . . . . . . . . . . . . . . .    $370,026      2.96%      $261,048      2.92%
Securities sold under agreements to repurchase. . . . . . . . .     123,901      3.27         65,089      3.49
                                                                   --------                 --------
  Total book value. . . . . . . . . . . . . . . . . . . . . . .    $493,927      3.04       $326,137      3.03
                                                                   ========                 ========
  Estimated fair value. . . . . . . . . . . . . . . . . . . . .    $493,927                 $326,137
                                                                   ========                 ========

   Federal funds purchased and securities sold under agreements to repurchase generally mature daily or on demand.

Federal Home Loan Bank borrowings

                                                                    December 31, 1993        December 31, 1992
                                                                   --------------------    ---------------------
                                                                    Amount       Rate        Amount       Rate
                                                                   --------    --------    ---------    --------
                                                                              (Dollars in thousands)
Federal Home Loan Bank borrowings - book value. . . . . . . . .    $250,000      4.01%      $     --        --%
                                                                   ========                 ========
Estimated fair value. . . . . . . . . . . . . . . . . . . . . .    $251,402                 $     --
                                                                   ========                 ========

   At December 31, 1993, Federal Home Loan Bank borrowings included $175,000,000 with an average rate of 3.76% that matures in 1994.
The remaining balance matures in 1995 ($50,000,000) and 1996 ($25,000,000).


Other borrowings

                                                                    December 31, 1993        December 31, 1992
                                                                   --------------------    ---------------------
                                                                    Amount       Rate        Amount       Rate
                                                                   --------    --------    ---------    --------
                                                                              (Dollars in thousands)
Treasury tax and loan . . . . . . . . . . . . . . . . . . . . .     $23,002      2.75%        17,306      2.67
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .          --        --          5,961      6.57
Commercial paper  . . . . . . . . . . . . . . . . . . . . . . .          --        --            425      2.80
                                                                   --------                 --------
  Total book value. . . . . . . . . . . . . . . . . . . . . . .    $ 23,002      2.75       $ 23,692      3.65
                                                                   ========                 ========
  Estimated fair value. . . . . . . . . . . . . . . . . . . . .    $ 23,002                 $ 23,692
                                                                   ========                 ========

   Treasury tax and loan borrowings generally mature daily or on demand. The $5,961,000 of notes payable at December 31, 1992 were debts of pooled companies. These notes were paid in full at the acquisition dates. Commercial paper has a maximum maturity of 270 days.

   The Company has a $35,000,000 committed line of credit from an unaffiliated bank. Amounts borrowed under the agreement have alternative fluctuating interest rates. A commitment fee of 1/8 of 1% is charged on this commitment, which matures on May 31, 1994. There have been no borrowings under this agreement. The Company is required to maintain capital ratios above the regulatory "Well Capitalized" standard and the ratio of nonperforming assets to total loans plus other real estate owned may not exceed 4.0%. In the event of a default on either of these covenants, the lender would have the right to impose additional covenants, and increase fees and margins as it may deem prudent, or the lender could deny any future advances, as well as cause the obligations then outstanding to become immediately due and payable. At December 31, 1993, the Company was in compliance with all the terms of this agreement.

Long-term debt

                                                                    December 31, 1993   December 31, 1992
                                                                    -----------------   -----------------
                                                                      Amount    Rate      Amount    Rate
                                                                    ---------- ------   ---------- ------
                                                                             (Dollars in thousands)
Term loan . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $13,125    8.60%    $21,875    8.60%
Mortgage indebtedness and other notes payable . . . . . . . . . .        864    4.60       5,950    6.94
Subordinated debentures . . . . . . . . . . . . . . . . . . . . .         --      --       1,515    6.70
                                                                     -------             -------
  Total book value. . . . . . . . . . . . . . . . . . . . . . . .    $13,989    8.35     $29,340    8.17
                                                                     =======             =======
  Estimated fair value. . . . . . . . . . . . . . . . . . . . . .    $14,352             $30,358
                                                                     =======             =======

   The parent company's term loan with an unaffiliated bank requires semiannual installments of $4,375,000, due the last day of March and September through March 1995. The Company is required to maintain consolidated net worth above an adjusted base of $498,076,000 at December 31, 1993; maintain a ratio of consolidated equity to consolidated assets above the level required by the Federal Reserve Board of Governors; maintain investments in subsidiaries below 140% of consolidated equity; and to maintain a level of consolidated tangible net worth exceeding consolidated funded debt. The Company is in compliance with all of the terms of the agreement.

   The mortgage indebtedness and other notes payable of $5,950,000 in 1992 includes $5,368,000 from current year pooling-of-interests acquisitions. The majority (87.5%) of the acquired balance was paid off at the acquisition dates. Certain buildings and real estate have been pledged as collateral on mortgage indebtedness and other notes payable. Maturities of this long-term debt for years subsequent to December 31, 1993, are as follows:


              Years ended December 31,              (In thousands)
              ------------------------              --------------
                         1994 . . . . . . . . . . . . .   $  554
                         1995 . . . . . . . . . . . . .       75
                         1996 . . . . . . . . . . . . .       29
                         1997 . . . . . . . . . . . . .       32
                         1998 . . . . . . . . . . . . .       14
                         Thereafter . . . . . . . . . .      160
                                                          ------
                         Total  . . . . . . . . . . . .   $  864
                                                          ======

   The subordinated debentures were also obligations of a pooled company. The interest rate was 2% above the average of the one year United States treasury bill obligations issued in the two previous Treasury auctions preceding December 31 each year. Although the debentures were not due until December 31, 1998, they were subject to redemption at the face amount plus accrued interest on any quarterly interest payment date after December 31, 1991. These debentures were redeemed by the Company in 1993.

12 - Preferred Stock

                                                                        December 31,    December 31,
                                                                            1993            1992
                                                                       -------------   -------------
                                                                           (Dollars in thousands)
Class A cumulative convertible preferred stock,
  par value $100 per share
  Authorized:  250,000 shares
  Issued:  250,000 shares (at liquidation preference) . . . . . . .       $100,000        $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . . . . .             --              --

CLC's convertible preferred stock, par value $6.22 per share
  Authorized:  771,720 shares
  Issued:  None and 181,700 shares. . . . . . . . . . . . . . . . .             --           1,130

WNB's 1987 convertible preferred stock
  Issued:  None and 51,368 shares . . . . . . . . . . . . . . . . .             --             769

WNB's 1989 convertible preferred stock
  Issued:  None and 398,749 shares. . . . . . . . . . . . . . . . .             --           1,742
                                                                          --------        --------
                                                                          $100,000        $103,641
                                                                          ========        ========

   On February 24, 1992, the Company issued 250,000 shares of nonvoting Class A Cumulative Convertible Preferred Stock. This preferred stock was issued in the form of 4,000,000 depositary shares each representing a 1/16 interest in a share of preferred stock and each having a liquidation preference of $25.00. Dividends are payable quarterly beginning June 1, 1992 at an annual rate of $1.75 per depositary share. The depositary shares are not redeemable by the Company prior to March 1, 1997. However, they may be converted at the election of shareholders into a total of 3,448,275 shares of the Company's common stock at a conversion price of $29.00 per common share.

   At the Company's annual meeting in April 1992, the stockholders authorized 5,000,000 shares of a new class of preferred stock, designated Class B Preferred Stock. The Board of Directors has been authorized to set the dividend, voting, conversion, redemption, and other rights of this stock when and if issued.

   The restatement of prior-period financial statements for the poolings of interests resulted in the inclusion of CLC's and WNB's convertible preferred stock in the Company's prior-period financial statements. The par value, shares authorized, and shares issued in the previous table have been adjusted by the exchange ratio to reflect equivalent Company shares at December 31, 1992. Prior to CLC's merger with the Company, CLC's preferred stock was converted to CLC common stock, which was then exchanged for Company common stock. All of WNB's preferred stock was exchanged for Company common stock in the business combination.

   CLC's convertible preferred stock was convertible into one share of CLC common stock for each share of CLC preferred stock at the option of the holder. Dividends were noncumulative and could only be paid if covered by current-period profits and approved by CLC's Board of Directors. Dividends were payable at the following rates:

   1991 - 5% of par
   1992 - 7% of par
   1993 - 8% of par
   1994 and thereafter - 8.75% of par

   WNB's 1987 convertible preferred stock was convertible into approximately 2.2 shares of WNB common stock for each share of WNB 1987 preferred stock. The 1987 preferred was redeemable by WNB at any time after December 31, 1992, at book value plus any unpaid cumulative dividends. Dividends accumulated at 3.5% annually. At December 31, 1992, cumulative unpaid dividends amounted to $108,000 which had not been charged to retained earnings. The WNB 1987 preferred stock shareholders received 117,487 Company shares in the business combination and no dividends were declared.

   Each share of WNB 1989 preferred stock was convertible into one share of WNB common stock and was redeemable by WNB at any time after December 31, 2000, at book value increased by 3.0% per year compounded quarterly, plus any unpaid cumulative dividends. The dividends accumulated at 12%, but were payable only in additional shares of 1989 preferred stock. At December 31, 1992, cumulative undeclared dividend shares totaled 198,731 (as adjusted for the business combination exchange ratio). The WNB 1989 preferred stock shareholders received 672,462 shares of Company stock in the business combination and no dividends were declared.

13 - Nonoperating Charge

   During 1993, the Company recorded a nonoperating charge of $12,708,000 to reflect merger, integration, and restructuring charges associated with the current- year acquisitions and to accelerate core deposit intangible amortization, data processing hardware depreciation, and software amortization. Acquisition-related premises and equipment write-downs totaled $1,252,000 and were associated with dispositions of excess facilities and equipment. Merger, integration, and restructuring charges also included severance and other compensation of $2,970,000; systems conversion costs of $1,579,000; and other restructuring expenses related to acquisitions of $1,233,000.

   The 1992 nonoperating charge of $5,573,000 was principally associated with the consolidation of Oklahoma data processing, operations, and staff functions. This expense included severance and other compensation of $886,000; systems conversion costs of $1,941,000; acquisition-related premises and equipment write-downs of $621,000; the settlement of lease obligations on excess facilities of $991,000; and other restructuring expenses of $884,000 related to acquisitions. Also included in the 1992 nonoperating charge was a $250,000 computer write-down.

   The $6,997,000 nonoperating charge for 1991 recognized the costs of a work force reduction. This charge included $5,648,000 attributable to an early retirement incentive plan, $1,062,000 for the cost of severance compensation, and $287,000 associated with the closing of five loan production offices.

14 - Income Taxes

   Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting FAS No. 109 as of January 1, 1993 was to increase net income by $10,509,000. The $2,373,000 increase for the year ended December 31, 1992 was a result of the 1993 pooling-of-interests transactions. Two of the "pooled" companies elected early adoption of FAS No. 109 effective January 1, 1992.

     At December 31, 1993, the Company had net operating loss and general business credit carryforwards of $14,777,000 and $424,000, respectively, which can be carried forward to reduce future federal income taxes payable. These carryforwards are principally related to previous losses of banks acquired in 1992 and 1993. Utilization of the carryforwards is limited by tax law to the future earnings of and other limits on the use of tax attributes of acquired companies. Net operating loss carryforwards expire in years 2000 through 2007 and general business credit carryforwards expire in years 1994 through 2005 if not utilized. For financial reporting purposes, a valuation allowance of $13,211,000 has been recognized to offset the deferred tax assets related to these carryforwards and other deferred tax assets whose realization is uncertain. If realized, the tax benefit on $3,413,000 of net operating loss carryforwards will be applied to reduce "cost in excess of net assets acquired" recorded in connection with acquisitions accounted for as purchases. The net change in the valuation allowance for deferred tax assets for 1993 was a decrease of $3,294,000. Pursuant to FAS No. 109, the Company's third quarter 1993 financial statements reflected certain adjustments to recognize the impact of the new tax law on the Company's financial condition. These adjustments reduced 1993 income tax expense by $616,000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 are as follows:

                                                                              December 31, 1993
                                                                              -----------------
                                                                               (In thousands)
Deferred tax assets:
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . .      $18,874
  Net operating loss carryforwards. . . . . . . . . . . . . . . . . . . . . .        8,159
  Write-down of other real estate owned . . . . . . . . . . . . . . . . . . .        5,425
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,043
  Core deposit amortization . . . . . . . . . . . . . . . . . . . . . . . . .        1,854
  Nonoperating charge accrual . . . . . . . . . . . . . . . . . . . . . . . .        1,132
  Pension contribution. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,018
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          334
                                                                                   -------
    Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . .       38,839

  Valuation allowance for deferred tax assets . . . . . . . . . . . . . . . .      (13,211)
                                                                                   -------
    Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .       25,628
                                                                                   -------
Deferred tax liabilities:
  Securities fair value adjustment. . . . . . . . . . . . . . . . . . . . . .      (16,079)
  Purchase accounting adjustment. . . . . . . . . . . . . . . . . . . . . . .       (4,173)
  Discount accretion. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,145)
  State taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,343)
  Leasing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,121)
  Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,752)
                                                                                   -------
    Total deferred tax liabilities. . . . . . . . . . . . . . . . . . . . . .      (29,613)
                                                                                   -------
    Net deferred tax liability. . . . . . . . . . . . . . . . . . . . . . . .      $(3,985)
                                                                                   =======

   Significant components of the provision for income taxes are as follows:

                                                               Liability        Deferred         Deferred
                                                                Method           Method           Method
                                                             ------------     ------------     ------------
                                                             December 31,     December 31,     December 31,
                                                                 1993             1992             1991
                                                             ------------     ------------     ------------
                                                                             (In thousands)
Current:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .    $23,636           $16,166         $11,203
  State . . . . . . . . . . . . . . . . . . . . . . . . . .      3,920             3,439           2,800
                                                               -------           -------         -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     27,556            19,605          14,003
                                                               -------           -------         -------
Deferred:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .     (5,936)             (312)         (3,578)
  State . . . . . . . . . . . . . . . . . . . . . . . . . .        225              (759)           (888)
                                                               -------           -------         -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     (5,711)           (1,071)         (4,466)
                                                               -------           -------         -------
      Total income tax expense. . . . . . . . . . . . . . .    $21,845           $18,534         $ 9,537
                                                               =======           =======         =======

   Tax effects of investment securities transactions included in the above amounts are $459,000 in 1993, $504,000 in 1992, and $954,000 in 1991.

   The components of the provision for deferred income taxes for the periods ended December 31, 1992 and December 31, 1991 are as follows:

                                                                           December 31,      December 31,
                                                                               1992              1991
                                                                           ------------      ------------
                                                                                   (In thousands)
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . .     $(1,571)          $(1,823)
Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . .        (939)           (1,012)
Write-down of other real estate owned. . . . . . . . . . . . . . . . . .         972              (791)
Bond discount accretion. . . . . . . . . . . . . . . . . . . . . . . . .         147              (646)
Leasing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         115               142
Cash basis tax reporting . . . . . . . . . . . . . . . . . . . . . . . .          --              (596)
Employee benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (385)             (478)
Write-down of investment securities. . . . . . . . . . . . . . . . . . .          --               465
State taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         372               334
Utilization of loss carryforwards against deferred tax liability . . . .          --              (381)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         218               320
                                                                             -------           -------
  Provision for deferred income taxes. . . . . . . . . . . . . . . . . .     $(1,071)          $(4,466)
                                                                             =======           =======

   The effective income tax rates differ from the federal statutory rates for the reasons shown in the following table.

                                                    Liability Method      Deferred Method      Deferred Method
                                                   -------------------  -------------------  -------------------
                                                    December 31, 1993    December 31, 1992    December 31, 1991
                                                   -------------------  -------------------  -------------------
                                                     Amount     Rate      Amount     Rate      Amount     Rate
                                                   ---------  --------  ---------  --------  ---------  --------
                                                                       (Dollars in thousands)
Income tax expense at federal statutory rate . . .  $30,459     35.0%    $27,019     34.0%    $13,685     34.0%
Tax-preferred income on obligations of states,
 political subdivisions, and U.S. possessions. . .   (6,457)    (7.4)     (7,076)    (8.9)     (8,637)   (21.5)
Goodwill and purchase accounting amortization. . .    1,271      1.5         986      1.2       1,018      2.5
State taxes, net of federal income tax benefit . .    2,688      3.1       1,693      2.1       1,374      3.4
Alternative minimum tax. . . . . . . . . . . . . .       --       --          --       --       2,348      5.8
Investment tax credit. . . . . . . . . . . . . . .       --       --        (232)     (.3)         --       --
Benefit of net operating losses and
 alternative minimum tax credits . . . . . . . . .   (4,090)    (4.7)     (5,208)    (6.6)     (1,486)    (3.7)
Deferred tax benefits not recorded due to
 uncertainty of realization. . . . . . . . . . . .       --       --          --       --         605      1.5
Other, net . . . . . . . . . . . . . . . . . . . .   (2,026)    (2.4)      1,352      1.8         630      1.7
                                                    -------     ----     -------     ----     -------    -----
    Actual income tax expense. . . . . . . . . . .  $21,845     25.1%    $18,534     23.3%    $ 9,537     23.7%
                                                    =======     ====     =======     ====     =======     ====

15 - Employee Benefit Plans

   The Company and its subsidiaries have two types of pension plans. The Company's defined benefit plan covers substantially all employees. The supplemental executive retirement plan provides for payments equal to the benefit which would have been paid under the pension plan and the savings and investment plan if certain Internal Revenue Code limitations had not been imposed including Section 415, Section 401(a)(17), and the Section 401(a)(4) prohibition on deferred compensation as eligible compensation under the pension plan.

   The plans' funded status and amounts included in the consolidated financial statements are presented below:

                                                                December 31, 1993           December 31, 1992
                                                            -------------------------   -------------------------
                                                                         Supplemental                Supplemental
                                                              Defined     Executive       Defined     Executive
                                                              Benefit     Retirement      Benefit     Retirement
                                                               Plan          Plan          Plan          Plan
                                                            ----------   ------------   ----------   ------------
                                                                               (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation . . . . . . . . . . . . . . . .   $(20,425)     $  (737)      $(14,682)     $(1,035)
                                                              ========      =======       ========      =======
  Accumulated benefit obligation. . . . . . . . . . . . . .   $(21,695)     $  (799)      $(15,410)     $(1,050)
                                                              ========      =======       ========      =======
  Projected benefit obligation. . . . . . . . . . . . . . .   $(28,234)     $(1,169)      $(20,880)     $(1,107)
Plan assets, at fair value. . . . . . . . . . . . . . . . .     20,086           --         16,580           --
                                                              --------      -------       --------      -------
Funded status . . . . . . . . . . . . . . . . . . . . . . .     (8,148)      (1,169)        (4,300)      (1,107)
Prior service cost (benefit) not yet recognized in
 periodic pension cost, being amortized over 10 years . . .     (1,641)           1             41           55
Unrecognized net (asset) obligation from date of
 initial application, being amortized over 15 years . . . .     (2,541)         104         (2,900)         119
Unrecognized net loss from past experience different
 from that assumed and effects of changes in assumptions. .     10,499          377          5,342          258
                                                              --------      -------       --------      -------
  Accrued pension cost included in
   consolidated statements of condition . . . . . . . . . .   $ (1,831)     $  (687)      $ (1,817)     $  (675)
                                                              ========      =======       ========      =======

   Effective January 1, 1994, the pension plan was amended to reduce the pension benefits by approximately 10%. Both the projected benefit obligation and the prior service benefit reflect this change. The accumulated benefit obligation at December 31, 1993 was not affected by this plan amendment.

   The assets of the defined benefit plan are administered by the trust division of a subsidiary bank and consist of a wide variety of diversified securities including common stocks, corporate bonds, and U.S. Treasury obligations. The trust also participates in commingled funds for qualified employee benefit accounts, including two equity funds and one fixed-income fund. Contributions to the plan are based upon the Projected Unit Credit Actuarial Funding method and are limited to amounts that are currently deductible for tax reporting purposes.

   Net pension cost includes the following components:

                                                                             Year Ended December 31,
                                                                       ----------------------------------
                                                                         1993         1992         1991
                                                                       --------     --------     --------
                                                                                 (In thousands)
      Service cost-benefits earned during the year. . . . . . . . . .   $2,329       $1,441       $1,425
      Interest cost on the projected benefit obligation . . . . . . .    1,579        1,414        1,744
      Actual return on plan assets. . . . . . . . . . . . . . . . . .   (2,119)      (1,397)      (3,865)
      Net amortization and deferrals. . . . . . . . . . . . . . . . .      691         (314)       1,560
                                                                        ------       ------       ------
        Net periodic pension cost . . . . . . . . . . . . . . . . . .   $2,480       $1,144       $  864
                                                                        ======       ======       ======

   Assumptions used in the accounting include:

                                                                                As of December 31,
                                                                      ------------------------------------
                                                                        1993          1992          1991
                                                                      --------      --------      --------
      Discount rates. . . . . . . . . . . . . . . . . . . . . . . . .   7.00%         7.00%         7.75%
      Average rates of increase in compensation levels. . . . . . . .   4.70%         4.70%         6.00%
      Expected long-term rate of return on assets . . . . . . . . . .   8.75%         9.25%         9.25%

   The Company and its subsidiaries also maintain a contributory savings and investment plan for substantially all employees. The savings and investment plan and related trust qualify under Section 401 of the Internal Revenue Code as a qualified profit-sharing plan and trust. According to the plan, an employee may contribute from 2% to 4% of base salary, which the employer then supplements with a contribution of 50% of the employee's contributed amount. Employees may contribute up to an additional 11% of base salary in pre-tax dollars, but without further employer contributions. The plan also provides for an additional matching contribution of up to an additional 2% of the employee's eligible compensation based on the Company's achievement of established earnings-per-share targets. Vesting in the employer contributions ranges from 20% with three years to 100% with seven years of service. During 1993, employees could elect to invest in one or more of four investment funds, in 25% increments. These funds included a Fourth Financial Corporation common stock fund, a fixed-income fund, an equity fund, and a money market fund. An additional fund, an international equity fund, was added effective January 1, 1994, and the fund elections may now be made in 10% increments. Forfeitures are used to reduce the Company's contributions. The expense for this plan plus similar plans of pooled companies which were merged with this plan was $1,823,000 in 1993, $1,951,000 in 1992, and $1,150,000 in 1991. This
expense includes additional matching contributions of $629,000 and $625,000 for 1993 and 1992, respectively, attributable to the achievement of performance goals. No additional performance-based matching contribution was made for 1991.

   The restatement of prior period financial statements for the poolings of interests resulted in the inclusion of SBC's contributory Employee Stock Ownership Plan ("ESOP") and PBC's noncontributory ESOP. Both plans covered substantially all employees with one year of service. Annual contributions to these plans were determined by the respective Boards of Directors of SBC and PBC. In 1993, 1992, and 1991, contributions made to the plans totaled $230,000, $247,000, and $316,000, respectively. The SBC ESOP was terminated February 12, 1993 and all stock was allocated to the participants. At December 31, 1993, the PBC ESOP was in the process of being terminated.

   Effective January 1, 1990, the Company discontinued providing medical coverage for employees who retired at age 65 or older. The Company continues to underwrite approximately $30,000 of the annual cost of health care benefits for such employees who retired prior to January 1, 1990. Employees retiring after age 55 but before age 65 and with at least ten years' service may continue participation in the Company's health plan until age 65, but the plan requires that the full cost of providing coverage under the plan be paid by the covered retirees. Financial Accounting Standard ("FAS") No. 106 establishes accounting standards for "Employers' Accounting for Postretirement Benefits Other Than Pensions." Although it applies to all forms of postretirement benefits, FAS No. 106 focuses principally on postretirement health care benefits. The Statement provides that the expected cost of postretirement benefits be accrued during the years that the employee renders services. This Statement was effective for 1993; however, the adoption of FAS No. 106 would not have a material effect on the Company's statement of condition and operating results.


16 - Stock Option and Stock Purchase Plans

   The Company grants options to key employees under incentive stock option plans at prices equal to the market value on the date of grant. Terms of the plans generally provide for the exercise of the options for periods of up to ten years, as determined by the Board of Directors. Under the 1981 stock option plan, 162,141 shares were reserved for issuance, of which 94,975 shares were under option, and 28,100 were exercisable at December 31, 1993. Options may no longer be granted under this plan. At December 31, 1993, there were 867,653 shares reserved for issuance under the 1986 stock option plan of which 703,063 were under option, and 78,426 were exercisable. The 1993 stock option plan, which is substantially identical to the 1986 plan, was approved and adopted in 1993. Under the 1993 plan, a maximum of 1,000,000 shares may be issued; however, at December 31, 1993, no options had been granted.

   The following table presents information regarding stock option transactions and prices:

                                                                Shares Under Option
                                     -------------------------------------------------------------------------
                                              1993                     1992                     1991
                                     -----------------------  -----------------------  -----------------------
                                                   Price                   Price                     Price
                                       Number     Per Share     Number    Per Share      Number     Per Share
                                     ---------- ------------  --------- -------------  ---------- ------------
Balance at January 1 . . . . . . .     684,339  $14.80-29.88    518,297  $14.80-23.50    804,928  $11.30-24.70
Granted. . . . . . . . . . . . . .     299,100   27.50-30.38    248,900   22.87-29.88     14,000   18.37-19.63
Exercised. . . . . . . . . . . . .    (172,747)  14.80-23.20    (74,858)  14.80-23.20   (220,138)  11.30-18.20
Terminated or canceled . . . . . .     (12,654)      --          (8,000)      --         (80,493)      --
                                      --------                 --------                 --------
Balance at December 31 . . . . . .     798,038   17.00-30.38    684,339   14.80-29.88    518,297   14.80-23.50
                                      ========                 ========                 ========

   An optionee may pay the option exercise price by tendering stock of the Company having a market value equal to the exercise price. The optionee must have held the tendered stock for at least six months before it can be used to exercise an option. Transactions under this program are accounted for as the purchase and reissuance of treasury stock. The following is a summary of activity:

                                                                               1993         1992         1991
                                                                            ----------   ----------   ----------
Shares tendered . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45,399       23,954       74,933
Shares issued under the stock option plans (including
  reissued treasury stock). . . . . . . . . . . . . . . . . . . . . . . .     75,720       37,891      108,759


   An optionee also may borrow the amount of the option exercise price from the Company. The loans under this program bear interest at the Company's base rate adjusted quarterly and mature annually. Although the Company reserves the right not to renew any loan at maturity, it is the Company's present intention to allow each borrowing to be renewed for additional annual periods. At a minimum, Company stock valued at 125% of the loan amount must collateralize the loan. Such loans, which amounted to $1,795,000 and $1,069,000 at December 31, 1993 and 1992,
respectively are reported as a reduction of stockholders' equity.

   The Fourth Financial Corporation 1993 Non-Employee Directors Stock Option Plan (the "Directors Option Plan") was approved and adopted in 1993. The plan will terminate, for the purposes of granting options, in ten years unless the plan is earlier terminated by the Board of Directors.

   The Directors Option Plan provides that each year, on the first Monday following the Company's annual meeting of stockholders, each non-employee director of the Company will automatically receive an option to acquire 2,000 shares of the Company's common stock and each non-employee director of the Company's subsidiaries will automatically receive an option to acquire 1,000 shares of the Company's common stock. A total of 500,000 shares of common stock were reserved for issuance under the Directors Option Plan.

   On April 26, 1993 twelve non-employee directors of the Company received an aggregate of 24,000 options and 20 non-employee directors of the Company's subsidiaries received an aggregate of 20,000 options for a total of 44,000 shares at an exercise price of $29.50. Each option was immediately exercisable and will expire ten years from the date of grant. No options were exercised in 1993.

   Under the 1988 Employee Stock Purchase Plan, which expired in April, 1993, and the 1993 Employee Plan which replaced it, employees are offered the option to purchase shares of the Company's common stock at 85% of the lower of the fair market value of such shares on the date granted or one year thereafter. Options issued under the plan are exercisable one year from the date of grant. At December 31, 1993, 750,000 shares were reserved for issuance, including 180,597 shares under option. No options under the plan were exercisable at December 31, 1993. Additional data regarding the Employee Stock Purchase Plan are as follows:

                                                                Shares Under Option
                                     -------------------------------------------------------------------------
                                              1993                     1992                     1991
                                     -----------------------  -----------------------  -----------------------
                                                  Price                     Price                    Price
                                       Number    Per Share      Number    Per Share      Number    Per Share
                                     ---------- ------------  ---------- ------------  ---------- ------------
Balance at January 1. . . . . . .     165,078      $23.06      214,611      $16.36      150,467      $21.89
Granted . . . . . . . . . . . . .     192,109       24.81      178,534       23.06      263,374       16.36
Exercised . . . . . . . . . . . .     (71,259)      23.06     (111,612)      16.36      (42,117)      16.36
Terminated or canceled. . . . . .    (105,331)         --     (116,455)         --     (157,113)         --
                                     --------                 --------                 --------
Balance at December 31. . . . . .     180,597       24.81      165,078       23.06      214,611       16.36
                                     ========                 ========                 ========

17 - Earnings Per Common Share

   Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                                       1993          1992          1991
                                                                    ----------    ----------    ----------
      Primary . . . . . . . . . . . . . . . . . . . . . . . . . .   25,733,838    25,310,475    24,417,006
      Fully diluted . . . . . . . . . . . . . . . . . . . . . . .   29,764,552    28,897,968    25,202,528

   Primary earnings per common share were computed by dividing net income applicable to common and common-equivalent shares by the weighted average common and common-equivalent shares outstanding during the period (common share equivalents include CLC's preferred stock and WNB's 1987 preferred stock). Fully diluted earnings per common share were computed by adjusting net income for interest expense (net of income taxes) associated with CLC's and WNB's convertible debt. The adjusted net income was then divided by the weighted average of common and common-equivalent shares outstanding plus the number of shares which would have been outstanding during the year had the Class A convertible preferred stock, the CLC and WNB convertible notes and debentures, and WNB's 1989 preferred stock been converted in accordance with their respective governing instruments. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

   CLC's 9.5% convertible capital debentures were convertible into common stock based on the net book value (as defined by the debenture) of CLC. The $300,000 of debentures outstanding in March 1993 were converted to CLC common stock and were exchanged for the Company's stock (14,683 shares) in the business combination.

   WNB's convertible notes were convertible into common stock at $4.00 per share. The $61,247 of notes outstanding in October 1993 were converted to WNB common stock and were exchanged for the Company's stock (6,134 shares) in the business combination. At December 31, 1991, $593,677 of convertible debentures bearing interest at 12% were outstanding. These debentures were repaid during 1992.

   The adjustment of net income for CLC's and WNB's convertible debt interest expense (net of income taxes) was as follows:

                                                                      1993            1992            1991
                                                                     ------          ------          ------
                                                                                 (In thousands)
Interest expense adjustment . . . . . . . . . . . . . . . . . . .     $  4            $ 85            $264

18 - Dividends Per Common Share

   Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests. The following table presents dividends declared by entities pooled during 1993 and 1992 prior to combination with the Company.

                                                  1993                    1992                    1991
                                          ---------------------   ---------------------   ---------------------
                                                         Per                     Per                     Per
                                                     Equivalent              Equivalent              Equivalent
Pooled Entity                             Historical    Share     Historical    Share     Historical    Share
- ---------------------------------------   ---------- ----------   ---------- ----------   ---------- ----------
SBC . . . . . . . . . . . . . . . . . .      $ --       $ --        $   --      $ --         $  --      $  --
NHB . . . . . . . . . . . . . . . . . .       .43        .48            --        --            --         --
CLC . . . . . . . . . . . . . . . . . .       .93        .72            --        --            --         --
WNB . . . . . . . . . . . . . . . . . .        --         --            --        --            --         --
PBI . . . . . . . . . . . . . . . . . .       .99        .81           .15       .12           n/a        n/a
KNB . . . . . . . . . . . . . . . . . .       n/a        n/a          3.06       .22            --         --
MHB . . . . . . . . . . . . . . . . . .       n/a        n/a          1.51       .44            --         --
UBK . . . . . . . . . . . . . . . . . .       n/a        n/a         17.78       .61          3.50        .12
FNC . . . . . . . . . . . . . . . . . .       n/a        n/a           .25       .44            --         --

19 - Restrictions on Intercompany Funds Transfers

   Restrictions imposed by federal law limit the transfer of funds to the Company and certain other affiliates from the subsidiary banks in the form of loans or other extensions of credit, investments, and purchases of assets. Transfers by the subsidiary banks to the Company or any such single affiliate may not exceed 10% and transfers in the aggregate may not exceed 20% of a bank's capital, surplus, and undivided profits, after adding back the allowance for credit losses and subtracting certain intangibles. Based on these limitations, approximately $52,949,000 was available for transfer to the Company at December 31, 1993. In addition, the approval of the Comptroller of the Currency is required if dividends declared by either of the Company's national bank subsidiaries in 1994 exceed the bank's net profits for that year combined with its retained net profits for 1992 and 1993. In 1994, the subsidiary banks may distribute to the Company (in addition to their 1994 net profits) an aggregate of approximately $15,764,000 in dividends without approval from regulatory agencies.

20 - Financial Instruments with Off-Balance-Sheet Risk

   In the normal course of business in meeting the financing needs of its customers and managing its own exposure to fluctuations in interest rates, the Company is a party to various financial instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statements of Condition. The contract or notional amounts of these instruments are an indicator of the Company's activities in particular classes of financial instruments. The following schedule summarizes the contract or notional amount of these instruments.

                                                                                              Contract or
                                                                                            Notional Amount
                                                                                       -------------------------
                                                                                              December 31,
                                                                                       -------------------------
                                                                                          1993           1992
                                                                                       ----------     ----------
                                                                                            (In thousands)
Commitments to extend credit:
  Standby letters of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   91,422      $ 75,614
  Commercial letters of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .        13,728        19,827
  Credit card lines . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       325,338       306,755
  Other loan commitments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,122,794       800,973

Commitments to sell loans:
  Commitments to sell residential mortgage loans. . . . . . . . . . . . . . . . . .        10,159         2,499

Interest rate instruments:
  Interest rate swaps . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       251,000         1,000

Forward foreign currency contracts:
  Commitments to purchase . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,717            67
  Commitments to sell . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            --

   Commitments to extend credit are agreements to lend to a customer as long as the customer is in compliance with the conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for direct extensions of credit. The Company evaluates each customer's creditworthiness on a case-by-case basis.
The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

   Standby letters of credit irrevocably obligate the issuing bank to pay a third-party beneficiary when a customer fails to repay an outstanding debt instrument or fails to perform some contractual non-financial obligation. Standby letters of credit are primarily issued to secure bonds from insurance companies, provide security for self-insured portions of workers compensation insurance, and collateralize guaranties or secure loans to other financial institutions. A commercial letter of credit is issued to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated as intended. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Substantially all letters of credit mature within two years.

   At December 31, 1993, the Company was committed under agreements with the Federal National Mortgage Association to sell $13.5 million of 30-year fixed-rate residential mortgage loans with coupons ranging from 6.71% to 7.30%. Residential mortgage loans held for sale included $3.3 million of such loans at December 31, 1993. These commitments were all met in January 1994.

   Subsequent to December 31, 1993, the Company entered into similar contracts for the sale of $106.8 million of 15-year fixed-rate residential mortgage loans with rates of 7.00% or less. The maturities of these commitments extend to March 14, 1994. These commitments were satisfied by residential mortgage loans held for sale at December 31, 1993.

   Single-family mortgage loans which the Company's subsidiaries originate for sale are sold without recourse. However, the Company is obligated under recourse provisions related to $13,253,000 of loans it is servicing. These loans were included in the $371,000,000 mortgage loan servicing portfolio purchased during 1990. A pooled company was also committed to $334,000 of recourse loans at December 31, 1993. The Company assesses the credit risk of these and other loan commitments when evaluating the adequacy of the allowance for credit losses.

   Interest rate swaps involve the contractual exchange of fixed and floating rate interest payments based on an established notional amount. The Company uses interest rate swaps to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify.

   At December 31, 1993 and 1992 interest rate swaps were as follows:

                                                                   December 31, 1993
                                           -----------------------------------------------------------------
                                                           Weighted                               Estimated
                                             Notional       Average     Weighted Average Rate        Fair
                                              Amount         Term        Received      Paid         Value
                                            ----------     --------     ----------  ---------     ----------
                                          (In thousands)
Receive fixed rate . . . . . . . . . . . .   $ 51,000     29 months (1)    5.89%       3.47%          157
Pay fixed rate . . . . . . . . . . . . . .    200,000     10 months        3.44%       3.94%         (722)

                                                                   December 31, 1992
                                           -----------------------------------------------------------------
                                                           Weighted                               Estimated
                                             Notional       Average     Weighted Average Rate        Fair
                                              Amount         Term        Received      Paid         Value
                                            ----------     --------     ----------  ---------     ----------
                                          (In thousands)
Receive fixed rate . . . . . . . . . . . .   $  1,000      52 months      10.00%       3.13%          133

________

(1)The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

   The Company enters into forward foreign currency contracts to assist customers with their foreign currency needs related to foreign operations, exporting, or importing. These customer-driven contracts are generally hedged with offsetting contracts. The market value gains and losses relating to currency exchange contracts are recorded at settlement in "Other noninterest income." The contracts held at December 31, 1993 all matured in January 1994.

21 - Commitments and Contingencies

   At December 31, 1993, the Company was committed to make future rental payments under several long-term lease agreements for land, buildings, and equipment. There were no material capital leases. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1993 are as follows:

   Years ending December 31,                (In thousands)
   -------------------------                --------------

            1994 . . . . . . . . . . . . .   $ 3,926
            1995 . . . . . . . . . . . . .     3,297
            1996 . . . . . . . . . . . . .     2,909
            1997 . . . . . . . . . . . . .     2,162
            1998 . . . . . . . . . . . . .     1,633
            Later years  . . . . . . . . .     7,826
                                              ------
              Total  . . . . . . . . . . .   $21,753
                                             =======

   Total rental expense (net of sublease income, which is not material) amounted to $5,670,000, $6,373,000, and $5,736,000 for 1993, 1992, and
1991, respectively.

   The Company and its subsidiaries are defendants in various matters of litigation which arose in the ordinary course of operations. Some of the pending litigation seeks damages in substantial amounts, but management, after consultation with legal counsel, does not anticipate that potential liabilities, if any, arising from these claims would have a material effect on the results of operations of the Company.

22 - Condensed Financial Information of Parent Corporation

   In the following condensed financial information of Fourth Financial Corporation (parent only), investments in subsidiaries are recorded using the equity method of accounting.

Fourth Financial Corporation (Parent Only)
Condensed Statements Of Condition

                                                                                              December 31,
                                                                                        -------------------------
                                                                                            1993          1992
                                                                                        -----------    ----------
                                                                                             (In thousands)
Assets:
  Cash in subsidiary banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    100      $    248
  Interest-bearing deposits in subsidiary banks. . . . . . . . . . . . . . . . . . .        1,856         4,665
  Securities repurchase agreement with subsidiary bank . . . . . . . . . . . . . . .       23,100        55,900
  Investments securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,145           104
  Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,281        13,215
  Investments in bank subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . .      480,601       447,782
  Investments in other subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .       46,615         5,329
  Other assets (including receivables from subsidiaries
   of $4,718 in 1993 and $945 in 1992) . . . . . . . . . . . . . . . . . . . . . . .        9,725         4,311
  Cost in excess of net assets acquired. . . . . . . . . . . . . . . . . . . . . . .       39,625        31,201
                                                                                         --------      --------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $621,048      $562,755
                                                                                         ========      ========

Liabilities And Stockholders' Equity:
  Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     --      $    425
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         5,850
  Other liabilities (including amounts owed to subsidiaries
   of $314 in 1993 and $977 in 1992) . . . . . . . . . . . . . . . . . . . . . . . .        9,578         8,158
  Long-term debt (including notes due subsidiaries
   of $0 in 1993 and $634 in 1992) . . . . . . . . . . . . . . . . . . . . . . . . .       13,125        22,509
                                                                                         --------      --------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,703        36,942
  Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      598,345       525,813
                                                                                         --------      --------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .     $621,048      $562,755
                                                                                         ========      ========

Fourth Financial Corporation (Parent Only)
Condensed Statements of Income
                                                                                    Year Ended December 31,
                                                                             ----------------------------------
                                                                               1993         1992         1991
                                                                             --------     --------     --------
                                                                                       (In thousands)
Dividends from subsidiaries:
  Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 74,595     $ 56,122     $ 47,439
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        470          250          600
Fee income (principally from subsidiaries) . . . . . . . . . . . . . . . .     57,498       39,370       31,752
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,760        3,555        1,253
Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . .        161           --           --
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        315           --           --
                                                                             --------     --------     --------
    Total income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    134,799       99,297       81,044
                                                                             --------     --------     --------
Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . .     33,023       21,660       19,457
Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .     10,282        8,204        8,832
Net occupancy (includes rent paid to bank subsidiaries
 of $2,371 in 1993, $1,632 in 1992, and $1,400 in 1991). . . . . . . . . .      3,039        2,024        1,593
Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,180        1,780        1,635
Professional fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,429        2,407        1,897
Fees paid to bank subsidiaries . . . . . . . . . . . . . . . . . . . . . .         42          196          307
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,869        3,171        4,621
Nonoperating charge. . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,358        2,386        1,219
Amortization of cost in excess of net assets acquired. . . . . . . . . . .      2,680        2,628        2,024
Other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,577        6,718        4,425
                                                                             --------     --------     --------
    Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     71,479       51,174       46,010
                                                                             --------     --------     --------
Income before income taxes, cumulative effect of a change in
 accounting principle, and undistributed net income of subsidiaries. . . .     63,320       48,123       35,034
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,863        1,293        3,634
Cumulative effect of a change in accounting for income taxes . . . . . . .        681          384           --
Net income of subsidiaries in excess of (less than) dividends received . .      7,827       13,506       (6,559)
                                                                             --------     --------      -------
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 75,691     $ 63,306      $32,109
                                                                             ========     ========      =======

Fourth Financial Corporation (Parent Only)
Condensed Statements of Cash Flows
                                                                               Year Ended December 31,
                                                                           --------------------------------
                                                                             1993        1992        1991
                                                                           --------    --------    --------
                                                                                     (In thousands)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 75,691    $ 63,306    $ 32,109
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      7,643       6,315       6,650
    Write-down of premises and equipment . . . . . . . . . . . . . . . .      1,250          --          --
    Net income of subsidiaries (in excess of) less than
     dividends received. . . . . . . . . . . . . . . . . . . . . . . . .     (7,827)    (13,506)      6,559
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       (889)       (275)       (365)
    Investment securities gains. . . . . . . . . . . . . . . . . . . . .       (161)         --          --
    (Gain) loss on sale of equipment . . . . . . . . . . . . . . . . . .         (8)        377           1
    Change in assets and liabilities, net of effects
     from purchases of acquired entities:
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,517)       (720)        606
      Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      1,420       1,281       1,720
                                                                           --------    --------    --------
        Net cash provided by operating activities. . . . . . . . . . . .     72,602      56,778      47,280
                                                                           --------    --------    --------
Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired. . . . . . . . . . . . . . . .    (30,043)     (9,951)         --
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . .    (11,001)     (3,310)     (2,842)
  Proceeds from sale of premises and equipment . . . . . . . . . . . . .         25       1,559          37
  Purchases of investment securities . . . . . . . . . . . . . . . . . .       (901)         --          --
  Proceeds from sales of investment securities . . . . . . . . . . . . .         --          --           5
  Investments in subsidiaries. . . . . . . . . . . . . . . . . . . . . .    (15,290)    (57,520)     (1,335)
                                                                           --------    --------    --------
        Net cash used in investing activities. . . . . . . . . . . . . .    (57,210)    (69,222)     (4,135)
                                                                           --------    --------    --------
Cash Flows From Financing Activities:
  Net change in commercial paper . . . . . . . . . . . . . . . . . . . .       (425)     (2,751)        821
  Net change in other borrowings . . . . . . . . . . . . . . . . . . . .     (5,850)     (6,312)    (45,550)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . .         --          --      35,000
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .    (13,628)    (11,043)     (6,005)
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . .     (3,245)         --        (697)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . .    (22,705)    (16,768)    (16,434)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .     (7,000)     (5,368)         --
  Proceeds from issuance of preferred stock, net of offering costs . . .         --      96,920          --
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . .      3,407       2,470       2,268
  Net change in stock option loans . . . . . . . . . . . . . . . . . . .       (726)        (18)       (346)
  Capital transactions of pooled companies . . . . . . . . . . . . . . .       (977)       (415)        926
                                                                           --------    --------    --------
        Net cash provided by (used in) financing activities. . . . . . .    (51,149)     56,715     (30,017)
                                                                           --------    --------    --------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . .    (35,757)     44,271      13,128
Cash and cash equivalents at beginning of year . . . . . . . . . . . . .     60,813      16,542       3,414
                                                                           --------    --------    --------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . .   $ 25,056    $ 60,813    $ 16,542
                                                                           ========    ========    ========

Supplemental Disclosures:
  Cash and cash equivalents:
    Cash in subsidiary banks . . . . . . . . . . . . . . . . . . . . . .   $    100    $    248    $    324
    Interest-bearing deposits in subsidiary banks. . . . . . . . . . . .      1,856       4,665      16,218
    Securities repurchase agreements with subsidiary bank. . . . . . . .     23,100      55,900          --
                                                                           --------    --------    --------
        Total cash and cash equivalents. . . . . . . . . . . . . . . . .   $ 25,056    $ 60,813    $ 16,542
                                                                           ========    ========    ========

  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,900    $  3,246    $  4,309
                                                                           ========    ========    ========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 21,689    $ 16,094    $  9,321
                                                                           ========    ========    ========
  Detail of entities acquired:
    Fair value of bank stock and other assets acquired . . . . . . . . .   $ 20,986    $  7,784    $     --
    Cost in excess of net assets acquired. . . . . . . . . . . . . . . .      9,328       2,167          --
                                                                           --------    --------    --------
        Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 30,314    $  9,951    $     --
                                                                           ========    ========    ========

                   FOURTH FINANCIAL CORPORATION
                  REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Fourth Financial Corporation

   We have audited the accompanying consolidated statements of condition of Fourth Financial Corporation as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1992 financial statements of Commercial Landmark Corporation, Western National Bancorporation, Inc. or Ponca Bancshares, Inc., which statements reflect total assets and interest income constituting 12% and 15%, respectively, of the related consolidated totals. We did not audit the 1991 financial statements of Commercial Landmark Corporation, Western National Bancorporation, Inc., Fourth National Corporation, United Bank of Kansas, Inc. or KNB Bancshares, Inc., which statements reflect interest income constituting 22% of the related consolidated total. Those statements were audited by other auditors and our opinion, insofar as it relates to data included for these companies, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fourth Financial Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

   As discussed in Notes 1, 5 and 14 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and investment securities.




                                         /s/ Ernst & Young

Wichita, Kansas
January 20, 1994





                WESTERN NATIONAL BANCORPORATION, INC.
              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Western National Bancorporation, Inc.:


We have audited the consolidated balance sheets of Western National Bancorporation, Inc. (Western, an Oklahoma corporation) and subsidiary as of December 31, 1992 and 1991, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1992 (such financial statements are not presented herein) prior to the pooling of Western with Fourth Financial Corporation (see Note 2 to the consolidated financial statements of Fourth Financial Corporation contained herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western National Bancporation, Inc. and subsidiary as of December 31, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.


                                          /s/ Arthur Andersen & Co.

                                          ARTHUR ANDERSEN & CO.



Tulsa, Oklahoma
  March 11, 1993





          COMMERCIAL LANDMARK CORPORATION AND SUBSIDIARIES







Independent Auditors' Report


The Board of Directors and Stockholders
Commercial Landmark Corporation and
 Subsidiaries
Muskogee, Oklahoma


We have audited the accompanying consolidated balance sheets of Commercial Landmark Corporation and Subsidiaries as of December 31, 1992 and 1991, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Landmark Corporation and Subsidiaries as of December 31, 1992 and 1991, and the results of their operations and their cash flows, for the years then ended, in conformity with generally accepted accounting principles.




                                    /s/ Sartain Fischbein & Co.

February 19, 1993                   SARTAIN FISCHBEIN & CO.





                       PONCA BANCSHARES, INC.




                    Independent Auditors' Report


The Board of Directors
Ponca Bancshares, Inc.
Ponca, City, Oklahoma

We have audited the accompanying consolidated balance sheet of Ponca Bancshares, Inc. and Subsidiary as of December 31, 1992 and the related consolidated statements of earnings, stockholders' equity and cash flows for the period from inception (February 4, 1992) to December 31, 1992. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ponca Bancshares, Inc. and Subsidiary as of December 31, 1992, and the consolidated results of their operations and their cash flows for the period then ended in conformity with generally accepted accounting principles.




/S/ GRA, Thompson, White & Co., P.A.

GRA, Thompson, White & Co., P.A.


September 16, 1993





                     FOURTH NATIONAL CORPORATION
              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and
  Board of Directors of
  Fourth National Corporation:


We have audited the consolidated balance sheets of Fourth National Corporation (Fourth, a Delaware corporation) and subsidiaries as of December 31, 1991 and 1990, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1991 (such financial statements are not presented herein) prior to the pooling of Fourth with Fourth Financial Corporation (see Note 2 to the consolidated financial statements of Fourth Financial Corporation contained herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fourth National Corporation and subsidiaries as of December 31, 1991 and 1990, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1991, in conformity with generally accepted accounting principles.


                                          /s/ Arthur Andersen & Co.

                                          ARTHUR ANDERSEN & CO.



Tulsa, Oklahoma
  February 7, 1992





             UNITED BANK OF KANSAS, INC. AND SUBSIDIARY
         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
United Bank of Kansas, Inc.

We have audited the consolidated balance sheet of United Bank of Kansas, Inc. and Subsidiary as of December 31, 1991, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1991 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bank of Kansas, Inc. and Subsidiary as of December 31, 1991, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1991 in conformity with generally accepted accounting principles.

As discussed in Note B to the financial statements, the Company owns certain municipal bonds which are in default and the subject of litigation. The Company currently reflects these bonds in their financial statements at their estimated market value of $2,528,950. The ultimate outcome of the litigation and the amount ultimately recovered on these bonds cannot presently be determined.



/s/ Grant Thornton

Grant Thornton


Wichita, Kansas
January 23, 1992





                KNB BANCSHARES, INC. AND SUBSIDIARIES
                    INDEPENDENT AUDITORS' REPORT





KNB Bancshares, Inc. and Subsidiaries:

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of KNB Bancshares, Inc. and Subsidiaries ("Bancshares and Subsidiaries") for the year ended December 31, 1991 (none of which are presented herein). These consolidated financial statements are the responsibility of the management of Bancshares and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Bancshares and Subsidiaries for the year ended December 31, 1991 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche

Deloitte & Touche



February 7, 1992






                          FOURTH FINANCIAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Year Ended December 31,
                                                       ----------------------------------------------------------
                                                          1993        1992(1)     1991(1)     1990(1)     1989(1)
                                                       ----------  ----------  ----------  ----------  ----------
                                                              (Dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income . . . . . . . . . . . . . . . . . .  $  433,467  $  427,119  $  479,568  $  471,191  $  402,947
  Interest expense. . . . . . . . . . . . . . . . . .     175,501     192,397     271,209     292,655     243,235
  Net interest income . . . . . . . . . . . . . . . .     257,966     234,722     208,359     178,536     159,712
  Net interest income (fully tax-equivalent)(2) . . .     267,929     245,431     221,323     193,381     175,013
  Provision for credit losses . . . . . . . . . . . .       7,056      21,343      43,665      49,000      27,397
  Noninterest income. . . . . . . . . . . . . . . . .      89,103      83,014      85,896      68,290      55,009
  Noninterest expense(3). . . . . . . . . . . . . . .     252,986     216,926     210,341     187,155     157,474
  Net income before extraordinary item and cumula-
   tive effect of a change in accounting principle. .      65,182      60,933      30,712       5,192      21,425
  Net income. . . . . . . . . . . . . . . . . . . . .      75,691      63,306      32,109       9,092      21,425
  Net income applicable to common stock . . . . . . .      68,691      57,355      32,109       9,092      21,425
Per Common Share Data(4):
  Earnings per common and common equivalent share:
    Primary . . . . . . . . . . . . . . . . . . . . .     $  2.67     $  2.27     $  1.32     $   .41     $  1.00
    Fully diluted . . . . . . . . . . . . . . . . . .        2.54        2.19        1.28         .40        1.00
    Fully diluted as originally reported(1) . . . . .        2.54        2.16        1.24         .98        1.99
  Common dividend(5). . . . . . . . . . . . . . . . .         .98         .88         .88         .88         .82
  Book value(6) . . . . . . . . . . . . . . . . . . .       18.83       16.74       15.39       14.80       15.47
  Average common and common equivalent
   shares outstanding (000s). . . . . . . . . . . . .      25,734      25,310      24,417      22,223      21,345
  Year-end common shares outstanding (000s) . . . . .      26,464      25,218      24,425      24,204      21,901
  Year-end common shares outstanding
   assuming full dilution (000s). . . . . . . . . . .      29,912      29,578      25,441      24,862      21,901
Earnings Performance Ratios(7):
  Return on assets. . . . . . . . . . . . . . . . . .        1.16%       1.10%        .57%        .17%        .50%
  Return on total stockholders' equity. . . . . . . .       13.74       13.00        8.66        2.62        6.57
  Return on common stockholders' equity . . . . . . .       15.32       14.35        8.72        2.64        6.59
Summary Statement of Condition Information:
  Year-end assets . . . . . . . . . . . . . . . . . .  $6,742,873  $6,568,782  $5,627,798  $5,763,227  $4,664,372
  Year-end loans and leases . . . . . . . . . . . . .   3,257,787   2,841,036   2,795,615   2,988,966   2,581,643
  Year-end allowance for credit losses. . . . . . . .      66,368      73,055      69,480      62,721      42,395
  Year-end long-term debt . . . . . . . . . . . . . .      13,989      29,340      47,105      18,798      28,207
  Year-end common stockholders' equity. . . . . . . .     498,345     422,172     375,999     358,266     338,748
  Year-end stockholders' equity . . . . . . . . . . .     598,345     525,813     379,086     360,777     341,259
  Average assets. . . . . . . . . . . . . . . . . . .   6,535,871   5,769,862   5,630,089   5,204,592   4,301,151
  Average loans and leases. . . . . . . . . . . . . .   2,953,470   2,822,525   2,914,788   2,835,045   2,455,848
  Average investment securities . . . . . . . . . . .   2,917,071   2,300,282   1,922,956   1,433,033   1,074,579
  Average deposits. . . . . . . . . . . . . . . . . .   5,319,195   4,901,015   4,932,013   4,502,677   3,676,915
  Average common stockholders' equity . . . . . . . .     448,509     399,551     368,165     344,029     325,176
  Average stockholders' equity. . . . . . . . . . . .     550,821     487,035     370,676     346,540     326,175
Asset Quality Ratios:
  Allowance for credit losses/year-end loans
   and leases . . . . . . . . . . . . . . . . . . . .        2.04%       2.57%       2.49%       2.10%       1.64%
  Nonperforming assets/year-end loans plus other
   real estate and nonperforming assets . . . . . . .        1.34        2.01        3.50        4.51        4.10
  Allowance for credit losses/year-end
   nonperforming loans. . . . . . . . . . . . . . . .      194.50      188.88      115.21       74.52       73.69
  Net charge-offs/average loans and leases. . . . . .         .58         .85        1.28        1.19        1.03
Capital Ratios:
  Stockholders' equity/assets(7). . . . . . . . . . .        8.43%       8.44%       6.58%       6.66%       7.58%
  Leverage ratio(8) . . . . . . . . . . . . . . . . .        7.61        7.99        8.41          --          --
  Tier I risk-based capital(9). . . . . . . . . . . .       12.97       13.18       14.25          --          --
  Total risk-based capital(9) . . . . . . . . . . . .       14.22       14.43       15.50          --          --
  Common dividend payout ratio(10). . . . . . . . . .       36.70       38.77       66.67      214.63       82.00

__________
 (1) Prior year financial statements have been restated to reflect poolings of interests, refer to Notes 2 and 3 of the
     Notes to Consolidated Financial Statements.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the Company's annual report for the year indicated.
 (2) Stated on a tax-equivalent basis assuming a marginal tax rate of 35% in 1993 and 34% in previous years.
 (3) Noninterest expense included nonoperating charges of $12.7 million, $5.6 million and $7.0 million for 1993, 1992, and 1991, respectively.
 (4) Adjusted for the five-for-four stock split effected as a 25% stock dividend and paid on March 1, 1990.
 (5) Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
 (6) Refer to Note 1 of the Notes to Consolidated Financial Statements regarding the adoption of FAS No. 115 which increased stockholders' equity by $25,148,000 at December 31, 1993.
 (7) Based on daily averages for all statement of condition items.
 (8) Tier I capital/fourth quarter average assets less certain intangibles.
 (9) Tier I capital is composed of common stockholders' equity less certain intangibles plus preferred stockholders'
     equity.  Tier I capital does not include any unrealized gain or loss on securities available for sale, as regulators had not officially adopted the change by year-end.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-weighted assets.
(10) Common dividend per share divided by primary earnings per share.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Performance Summary

         Net income for 1993 was $75.7 million compared to $63.3 million in 1992 and $32.1 million in 1991. Fully diluted earnings per share were $2.54, $2.19, and $1.28 for 1993, 1992, and 1991, respectively.
For 1993 return on assets and return on common equity were 1.16% and 15.32%, respectively. Return on assets was 1.10% for 1992 and .57% for 1991; return on common equity was 14.35% and 8.72% for the respective prior periods.

         These financial results reflect acquisitions accounted for as poolings of interests for the entire three-year period, as prior periods have been restated, with the exception that periods prior to January 1, 1992 have not been restated for the results of operations of Ponca Bancshares, Inc. which were not material. However, acquisitions accounted for using the purchase method of accounting are only included in the results of operations for the periods subsequent to acquisition. During 1991, 1992, and 1993, the Company completed the fifteen business combinations detailed in the following schedule.

                                                                                                    Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
- -------------  ------------------------------------  ------------  ---------- ---------- ---------- ---------
                                                                                         (In thousands)
1991 -
- ------
 January 30    Citadel Bank of Independence,            "CBI"       Purchase  $   54,187   $ 3,966         --
                 Independence, KS

1992 -
- ------
 July 31       Farmers and Merchants Bank,              "FMB"       Purchase      66,827     8,921         --
                 Colby, KS
 September 9   KNB Bancshares, Inc.,                    "KNB"       Pooling       99,256        --    267,390
                 Prairie Village, KS
 October 30    Mission Hills Bancshares, Inc.,          "MHB"       Pooling       94,762        --    358,709
                 Mission Woods, KS
 December 11   Southern Bancorp, Inc.,                  "SBI"       Purchase      64,510     9,951         --
                 Tulsa, OK
 December 30   United Bank of Kansas, Inc.,             "UBK"       Pooling      122,885        --    663,739
                 Liberal, KS
 December 31   Fourth National Corporation,             "FNC"       Pooling      368,325        --  1,639,941
                 Tulsa, OK

1993 -
- ------
 February 12   Southgate Banking Corporation,           "SBC"       Pooling       62,628        --    451,310
                 Prairie Village, KS
 May 14        Guaranty Bancorporation,                 "GB"        Purchase      82,606     4,386         --
                 Tulsa, OK
 May 28        Bancshares of Woodward, Inc.,            "BOW"       Purchase     130,192    17,859         --
                 Woodward and Waukomis, OK
 May 28        F&M Bank Services, Inc.,                 "FBS"       Purchase      61,565     8,068         --
                 Derby, KS
 May 28        Nichols Hills Bancorporation, Inc.,      "NHB"       Pooling       97,869        --    469,906
                 Nichols Hills, OK
 September 17  Commercial Landmark Corporation,         "CLC"       Pooling      465,060        --  1,874,812
                 Muskogee, OK
 December 3    Western National Bancorporation, Inc.,   "WNB"       Pooling      206,288        --  1,110,695(1)
                 Tulsa, OK
 December 10   Ponca Bancshares, Inc.,                  "PBI"       Pooling      117,275        --    478,395
                 Ponca City, OK
                                                                              ----------   -------  ---------
                                                                              $2,094,235   $53,151  7,314,897
                                                                              ==========   =======  =========

- ----------


(1) An additional 108,748 shares were issued on December 3, 1993 to acquire the minority interest of WNB's bank subsidiary.

        Five deposit assumption transactions also were completed during the three-year period ended December 31, 1993.

              Transaction                                        Liabilities          Cash
                 Date                     Location                 Assumed            Paid
            ---------------     ---------------------------     -------------     ------------
                                                                        (In thousands)

            February 15, 1991           Wichita, KS               $168,568          $ 1,848
            February 15, 1991           Garden City, KS             45,126               --
            March 27, 1992              Hays, KS                    46,484               57
            December 31, 1992           Tulsa, OK                  349,355           14,856
            April 2, 1993               Mission, KS                 99,399            1,141
                                                                  --------          -------

                                                                  $708,932          $17,902
                                                                  ========          =======

         Net income for each of the last three years included extraordinary gains and nonoperating charges. A new accounting standard, Financial Accounting Standard ("FAS") No. 109 - Accounting for Income Taxes, was implemented effective January 1, 1993 and resulted in an addition to income of $10.5 million ($.35 per fully diluted share). Two of the companies acquired in pooling-of-interests transactions in 1993 had elected to adopt FAS No. 109 early, resulting in the $2.4 million ($.08 per fully diluted share) income item in 1992. An extraordinary item of $1.4 million ($.05 per fully diluted share) in 1991 reflects the utilization of a net operating loss carryforward by one of the pooled companies.

         A nonoperating charge of $12.7 million (after-tax $8.6 million, or $.29 per fully diluted share) was taken during 1993 to record merger, integration, and restructuring charges associated with current-year acquisitions and to accelerate core deposit intangible amortization, data processing hardware depreciation, and software amortization. The merger, integration, and restructuring charges include premises and equipment write-downs associated with dispositions of excess facilities and equipment, severance and other compensation, and systems conversion costs. Both 1992 and 1991 financial results also reflected nonoperating charges. The 1992 nonoperating charge of $5.6 million (after-tax $3.7 million, or $.13 per fully diluted share) was recorded to recognize costs associated with the consolidation of Oklahoma data processing, operations, and staff functions. This expense also includes a loss from the disposal of excess facilities and a computer write-down. The 1991 nonoperating charge of $7.0 million (after-tax $4.6 million, or $.18 per fully diluted share) was associated with a work force reduction and included early retirement benefits and severance compensation.

         The increased income from operations for the current year was principally attributable to increased net interest income, improved credit quality, and earnings contributions from acquisitions made in prior years. Net interest income in 1993 increased by $23.3 million to total $258.0 million for 1993 as compared to $234.7 million for last year. The increase in net interest income was principally related to the increased volume of interest-earning assets. Total average interest-earning assets were $5.9 billion for 1993, a $687.9 million, or 13.1%, increase over 1992. Comparing 1993 and 1992, average loans and leases increased $130.9 million, while average investment securities increased $616.8 million. The increased average assets were principally funded by increases in average deposits of $418.2 million, net federal funds purchased and securities sold under agreements to repurchase of $194.3 million, and Federal Home Loan Bank borrowings of $162.6 million. The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 4.52% in 1993 from 4.68% in 1992.

         The provision for credit losses totaled $7.1 million and $21.3 million for 1993 and 1992, respectively. The 66.9% decrease in the provision reflects continued improvement in credit quality as demonstrated by a lower level of nonperforming assets and lower net charge-offs in 1993 as compared to 1992, and the strong allowance for credit losses. At December 31, 1993, nonperforming assets were $43.8 million or .65% of assets, down from $57.6 million or .88% of assets at December 31, 1992. Net charge-offs declined 29.5% to total $17.0 million in 1993 from $24.1 million in 1992. The allowance for credit losses was $66.4 million or 194.50% of nonperforming loans at December 31, 1993, compared to a ratio of 188.88% for 1992.

         Noninterest income was $89.1 million in 1993, a $6.1 million increase over the 1992 noninterest income of $83.0 million. Service charges on deposit accounts increased $5.9 million; brokerage and annuity sales commissions increased $1.8 million; and bank card fees increased $1.1 million. The larger customer base plus aggressive sales efforts resulted in a larger volume of service charge transactions, expanded brokerage and annuity sales activities, and additional merchant and credit cardholder sales volumes.

         Operating expenses (noninterest expense less the nonoperating charge and net costs of operations of other real estate and nonperforming assets) increased 13.4% to total $236.7 million in 1993. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 66.57% for 1993 compared to 64.40% for 1992. The current-year increase in the efficiency ratio principally reflects the Company's substantial increase in acquisition activity in the past two years and the resultant commitment of resources to acquisitions. Specifically, the Company makes a substantial initial investment towards identifying and managing the credit and other significant business risks associated with acquisitions, converting and consolidating the operations of the acquired entities, and instilling the BANK IV credit and sales culture, products, and services. In addition, entities acquired during 1993 and 1992, which increased total assets by over $2.0 billion or almost 30.3%, had a combined efficiency ratio of 71.5% resulting in a higher ratio for the entire company.

         The increased net income of $31.2 million reflected in a comparison of results of operations for 1992 and 1991 also can be attributed to increased net interest income and a decreased provision for credit losses. The $26.4 million increase in net interest income between 1992 and 1991 was due to an increased level of interest-free sources of funds, such as demand deposits and stockholders' equity, and the widening of spreads between the yields on earning assets and the rates paid on interest-bearing liabilities. At $21.3 million, the 1992 provision for credit losses was $22.3 million less than the 1991 provision for credit losses. The 1991 provision for credit losses of $43.7 million reflected the high level of nonperforming assets at December 31, 1991 of $99.3 million. By year-end 1992 nonperforming assets had declined to $57.6 million, and the ratio of the allowance for credit losses to nonperforming loans had increased to 188.88% from 115.21% at December 31, 1991.

Net Interest Income

         For 1993, net interest income amounted to $258.0 million, representing an increase of $23.3 million or 9.9% over the $234.7 million earned during 1992. On a fully tax-equivalent basis, net interest income increased 9.2% to total $267.9 million in 1993 from $245.4 million in 1992. The increase in net interest income was attributable to an increased level of interest-earning assets due to loan growth, acquisitions, assumptions of savings and loan association ("S&L") and bank deposits, and increased borrowings associated with a higher level of federal funds purchased and Federal Home Loan Bank borrowings. However, the net yield on earning assets decreased to 4.52% in 1993 compared to 4.68% in 1992. The decrease in the net yield on earning assets is principally attributable to a sustained period of lower rates. The average cost of funds (interest expense/earning assets) declined 71 basis points while the earning asset yield declined 87 basis points. The prevailing low interest rates also have stimulated a high volume of mortgage loan originations and refinancings nationwide. Although the Company has benefitted from the originations and refinancings in its markets through increased loan fees, the nationwide refinancings and originations have resulted in accelerated prepayments on the Company's mortgage-backed securities. The net yield has declined as the proceeds from these prepayments have been reinvested at lower current rates, also reducing the net yield.

         Net interest income of $234.7 million for 1992 represented an increase of $26.3 million over the $208.4 million earned during 1991. On a tax-equivalent basis, net interest income increased 10.9% to total $245.4 million in 1992 from $221.3 million in 1991. The increase in net interest income between 1992 and 1991 was due to an increased level of interest-free sources of funds, such as demand deposits and stockholders' equity, and the widening of spreads between the earning asset yields and interest-bearing liability rates. As interest rates declined during 1992, interest-bearing liabilities repriced faster than interest-earning assets, causing the spread to widen to 3.96% (stated on a tax-equivalent basis) in 1992 from 3.55% in 1991.

         Loan fees included in net interest income amounted to $11.4 million, $8.4 million, and $5.6 million for 1993, 1992, and 1991, respectively. The increase in loan fees reflected an increase in the volume of residential mortgage loan originations and the refinancing of existing mortgages, both of which were stimulated by the continuing relatively low mortgage rates. The dollar volume of residential mortgage loan originations increased $175.0 million or 87.2% between 1993 and 1992 and $125.4 million or 166.5% between 1992 and 1991.

         The following table provides the dollar volume and the number of residential mortgage loan originations during each of the last three years.

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                   1993             1992             1991
                                                                ----------       ----------       ----------
                                                                           (Dollars in thousands)
Residential mortgage loan originations:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . .    $375,647         $200,696         $75,321
  Number of loans . . . . . . . . . . . . . . . . . . . . . .       5,659            3,062           1,124

         The following table summarizes the changes in net interest income on a fully tax-equivalent basis, by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes, rates, and changes related to both volumes and rates.
Nonaccrual loans are included in the loan volumes used to calculate the following analysis of net interest income; however, interest collected on such loans is usually recorded as a reduction in loans outstanding and is excluded from interest income.

                                                                              1993 vs 1992
                                                             ---------------------------------------------
                                                                                      Change
                                                                                  Attributable to
                                                               Total     ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $ (6,050)   $ 12,112   $(17,217)   $   (945)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .         (48)        (31)       (19)          2
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      (2,351)     (2,159)      (411)        219
    Taxable investment securities . . . . . . . . . . . .      17,098      42,557    (19,441)     (6,018)
    Tax-preferred investment securities(1). . . . . . . .      (2,965)     (1,225)    (1,810)         70
    Trading account securities(1) . . . . . . . . . . . .         (82)        (45)       (46)          9
                                                             --------    --------   --------    --------
      Total interest income change. . . . . . . . . . . .       5,602      51,209    (38,944)     (6,663)
                                                             --------    --------   --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .      (5,646)      8,474    (12,402)     (1,718)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (18,642)      3,860    (21,773)       (729)
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .       3,100       4,646     (1,007)       (539)
    Federal Home Loan Bank borrowings . . . . . . . . . .       6,415       6,415         --          --
    Other borrowings. . . . . . . . . . . . . . . . . . .        (666)       (342)      (424)        100
    Long-term debt. . . . . . . . . . . . . . . . . . . .      (1,457)     (1,384)      (126)         53
                                                             --------    --------   --------    --------
      Total interest expense change . . . . . . . . . . .     (16,896)     21,669    (35,732)     (2,833)
                                                             --------    --------   --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      22,498    $ 29,540   $ (3,212)   $ (3,830)
                                                             --------    ========   ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .         746
                                                             --------

   Net interest income change . . . . . . . . . . . . . .    $ 23,244
                                                             ========

                                                                              1992 vs 1991
                                                             ---------------------------------------------
                                                                                      Change
                                                                                  Attributable to
                                                               Total     ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                            (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $(45,186)   $ (9,697)  $(36,726)   $  1,237
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .          44         334       (107)       (183)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      (9,432)     (7,083)    (4,920)      2,571
    Taxable investment securities . . . . . . . . . . . .       6,718      34,093    (21,930)     (5,445)
    Tax-preferred investment securities(1). . . . . . . .      (6,462)     (5,812)      (767)        117
    Trading account securities(1) . . . . . . . . . . . .        (386)       (356)       (65)         35
                                                             --------    --------   --------    --------
      Total interest income change. . . . . . . . . . . .     (54,704)     11,479    (64,515)     (1,668)
                                                             --------    --------   --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     (22,013)      9,111    (28,041)     (3,083)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (52,979)    (18,529)   (38,715)      4,265
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .        (801)      4,313     (3,503)     (1,611)
    Federal Home Loan Bank borrowings . . . . . . . . . .          --          --         --          --
    Other borrowings. . . . . . . . . . . . . . . . . . .      (2,209)     (1,618)    (1,054)        463
    Long-term debt. . . . . . . . . . . . . . . . . . . .        (810)       (548)      (300)         38
                                                             --------    --------   --------    --------
      Total interest expense change . . . . . . . . . . .     (78,812)     (7,271)   (71,613)         72
                                                             --------    --------   --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      24,108    $ 18,750   $  7,098    $ (1,740)
                                                             --------    ========   ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .       2,255
                                                             --------

   Net interest income change . . . . . . . . . . . . . .    $ 26,363
                                                             ========

__________

 (1)    Computed on a tax-equivalent basis assuming a marginal tax rate of 35% in 1993 and 34% in 1992 and 1991.

        The following table presents average balances, income and expense, and yields and rates for 1993, 1992 and 1991.

                                            1993                       1992                       1991
                                -------------------------- -------------------------- --------------------------
                                  Average   Income/ Yield/   Average   Income/ Yield/   Average   Income/ Yield/
                                  Balance   Expense  Rate    Balance   Expense  Rate    Balance   Expense  Rate
                                ---------- -------- ------ ---------- -------- ------ ---------- -------- ------
                                                             (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2). . . $2,953,470 $255,046  8.64% $2,822,525 $261,096  9.25% $2,914,788 $306,282 10.51%
    Interest-bearing deposits
     in other financial
     institutions . . . . . . .      4,216      190  4.49       4,858      238  4.88       1,787      194 10.86
    Federal funds sold and
     securities purchased under
     agreements to resell . . .     52,564    1,747  3.32     111,067    4,098  3.69     233,184   13,530  5.80
    Investment securities:
      Taxable . . . . . . . . .  2,694,069  157,800  5.86   2,068,237  140,702  6.80   1,648,884  133,984  8.13
      Tax-preferred(1). . . . .    223,002   28,469 12.77     232,045   31,434 13.55     274,072   37,896 13.83
    Trading account
     securities(1). . . . . . .      3,349      178  5.31       4,047      260  6.45       9,013      646  7.17
                                ---------- --------        ---------- --------         --------- --------
        Total interest-earning
         securities(1). . . . .  5,930,670  443,430  7.48   5,242,779  437,828  8.35   5,081,728  492,532  9.69
  Cash and due from banks . . .    338,645                    302,851                    313,505
  Bank premises and equipment .    131,612                    114,006                    109,637
  Income receivable and
   other assets . . . . . . . .    145,562                    139,294                    142,492
  Intangible assets, net. . . .     62,380                     43,640                     47,068
  Allowance for credit losses .    (72,998)                   (72,708)                   (64,341)
                                ----------                 ----------                 ----------
        Total assets. . . . . . $6,535,871                 $5,769,862                 $5,630,089
                                ==========                 ==========                 ==========

Liabilities And Stockholders'
 Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest
       checking . . . . . . . . $2,085,435 $ 53,476  2.56% $1,823,880 $ 59,122  3.24% $1,639,815 $ 81,135  4.95%
      Time under $100,000 . . .  1,929,077   87,439  4.53   1,816,111  103,911  5.72   1,984,143  144,382  7.28
      Time of $100,000 or more.    387,867   13,810  3.56     428,552   15,980  3.73     529,838   28,488  5.38
                                ---------- --------        ---------- --------        ---------- --------
        Total interest-bearing
         deposits . . . . . . .  4,402,379  154,725  3.51   4,068,543  179,013  4.40   4,153,796  254,005  6.12
    Federal funds purchased
     and securities sold under
     agreements to repurchase .    387,555   11,697  3.02     251,711    8,597  3.42     172,571    9,398  5.45
    Federal Home Loan Bank
     borrowings . . . . . . . .    162,603    6,415  3.95          --       --    --          --       --    --
    Other borrowings. . . . . .     21,929      797  3.63      28,619    1,463  5.11      51,180    3,672  7.17
    Long-term debt. . . . . . .     18,320    1,867 10.19      31,390    3,324 10.59      36,187    4,134 11.42
                                ---------- --------        ---------- --------        ---------- --------
        Total interest-bearing
         liabilities. . . . . .  4,992,786  175,501  3.52   4,380,263  192,397  4.39   4,413,734  271,209  6.14
                                           --------                   --------                   --------
  Noninterest-bearing deposits.    916,816                    832,472                    778,217
  Other liabilities and
   minority interest in
   subsidiary . . . . . . . . .     75,448                     70,092                     67,462
                                ----------                 ----------                 ----------
       Total liabilities . . .   5,985,050                  5,282,827                  5,259,413
  Preferred stockholders'
   equity . . . . . . . . . . .    102,312                     87,484                      2,511
  Common stockholders' equity .    448,440                    399,551                    368,165
  Net unrealized gains on
   available-for-sale
   securities . . . . . . . . .         69                         --                         --
                                ----------                 ----------                 ----------
        Total stockholders'
         equity . . . . . . . .    550,821                    487,035                    370,676
                                ----------                 ----------                 ----------
        Total liabilities and
         stockholders' equity . $6,535,871                 $5,769,862                 $5,630,089
                                ==========                 ==========                 ==========
Net interest income(1). . . . .            $267,929                   $245,431                   $221,323
                                           ========                   ========                   ========
Rate Analysis:
  Interest income/
   interest-earning assets(1).                      7.48%                      8.35%                      9.69%
  Interest expense/
   interest-earning assets . .                      2.96                       3.67                       5.34
                                                   -----                      -----                      -----
        Net yield on earning
         assets(1) . . . . . .                      4.52%                      4.68%                      4.35%
                                                   =====                      =====                      =====

_________
(1)     Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35% in 1993 and 34% in 1992 and 1991.
(2)     Nonaccrual loans are included in loans and leases.

Provision for Credit Losses

         The provisions for credit losses were $7.1 million, $21.3 million, and $43.7 million for 1993, 1992, and 1991, respectively. The provisions for 1992 and 1991 include $5.8 million and $9.2 million, respectively, associated with the current year pooling-of-interests transactions. The lower provision for credit losses in 1993 reflects the continued improvement in credit quality as demonstrated by a lower level of nonperforming assets and lower net charge-offs in 1993 as compared to 1992, and the strong allowance for credit losses. Net charge-offs for 1993 totaled $17.0 million or .58% of average loans as compared to net charge-offs of $24.1 million or .85% of average loans for 1992 and $37.4 million or 1.28% of average loans for 1991. Nonperforming loans at December 31, 1993 were $34.1 million, down from $38.7 million at year-end 1992 and $60.3 million at year-end 1991. The allowance for credit losses was $66.4 million, $73.1 million, and $69.5 million at December 31, 1993, 1992, and 1991, respectively. The ratio of allowance for credit losses to nonperforming loans increased to 194.50% at December 31, 1993, compared with 188.88% at December 31, 1992 and 115.21% at December 31, 1991.

Noninterest Income

         Total noninterest income was $89.1 million for 1993, representing an increase of $6.1 million or 7.3% over the $83.0 million recorded in 1992. Included in 1993 noninterest income were $1.3 million of investment securities gains, compared to $2.5 million of similar gains realized in 1992. The securities gains in both years were due principally to called bonds. UBK, a prior-year business combination accounted for as a pooling of interests, realized a $1.5 million gain in 1992 from the settlement of a lawsuit. Fees collected in the normal course of business increased 11.3% to total $87.7 million in 1993 from $78.8 million in 1992.

         The most significant changes in noninterest income between 1993 and 1992 occurred in service charges on deposit accounts, brokerage and annuity sales commissions, and bank card fees. The $5.9 million or 22.0% increase in service charges was attributable to both consumer and commercial customers. These increased revenues were due to a reduction in waived fees and a larger volume of fee-based transactions. The $1.8 million or 49.7% increase in brokerage and annuity sales fees reflected expanded sales activities, particularly in the sale of mutual funds and annuities resulting in part from the additional BANK IV markets across Kansas and Oklahoma now served by an investment sales representative. These products are now available at most locations, and the low interest rates on deposits continue to make them more attractive to certain customers as alternative investments to interest-bearing deposits. Bank card fees increased $1.1 million to total $14.7 million in 1993. The increased fees were principally attributable to the addition of merchants and credit cardholders and increased merchant and cardholder sales volumes.

         Real estate loan service fees declined $883,000 or 26.9% as serviced loans also experienced accelerated prepayments due to the volume of mortgage loan refinancings and originations stimulated by low interest rates. At December 31, 1993, $384.1 million of loans were serviced for others. In addition, servicing will be retained on the $110.1 million of mortgages to be sold in the first quarter of 1994.

         Total noninterest income was $83.0 million for 1992, as compared to $85.9 million for 1991. Income for 1991 included a $3.2 million gain from the sale of a credit card portfolio. This gain occurred as a result of the exercise of a purchase option by an affinity group.
Also included in 1991 noninterest income was a $4.0 million gain for the sale of a banking facility realized by SBC, a 1993 business combination accounted for as a pooling of interests. Investment securities gains were $2.5 million in 1992 and $4.7 million in 1991. Reimbursements from the RTC for expenses incurred on its behalf in connection with S&L deposit assumptions amounted to only $68,000 for 1992 compared to $945,000 for 1991. Fees collected in the normal course of business increased 7.9% from $73.0 million in 1991 to $78.8 million in 1992. The increased fees were due to increased service charges on deposit accounts and brokerage and annuity sales fees.

         The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the past three years.

                                                                                                Percent Change
                                                               Year Ended December 31,        -----------------
                                                          --------------------------------      1992-    1991-
                                                            1993        1992        1991        1993     1992
                                                          --------    --------    --------     ------   ------
                                                               (Dollars in thousands)
Fee income:
  Trust fees  . . . . . . . . . . . . . . . . . . . . .   $18,310     $17,627     $17,335         3.9%    1.7%
  Service charges on deposit accounts . . . . . . . . .    32,711      26,820      23,211        22.0    15.5
  Bank card fees  . . . . . . . . . . . . . . . . . . .    14,658      13,531      13,927         8.3    (2.8)
  Brokerage and annuity sales commissions . . . . . . .     5,274       3,522       1,566        49.7   124.9
  Trading account profits and commissions . . . . . . .       770         840       1,360        (8.3)  (38.2)
  Real estate loan service fees . . . . . . . . . . . .     2,399       3,282       2,823       (26.9)   16.3
  Safe deposit rent . . . . . . . . . . . . . . . . . .     1,398       1,226       1,174        14.0     4.4
  Travelers and official check
   fees and item handling charges . . . . . . . . . . .     2,154       2,282       2,296        (5.6)    (.6)
  Insurance premiums. . . . . . . . . . . . . . . . . .     1,564       1,369       1,160        14.2    18.0
  Other . . . . . . . . . . . . . . . . . . . . . . . .     8,447       8,258       8,115         2.3     1.8
                                                          -------     -------     -------
    Total fee income  . . . . . . . . . . . . . . . . .    87,685      78,757      72,967        11.3     7.9
                                                          -------     -------     -------

Other revenues:
  Investment securities gains . . . . . . . . . . . . .     1,311       2,520       4,721       (48.0)  (46.6)
  Gain on sale of credit card loans . . . . . . . . . .        --         169       3,226          --   (94.8)
  Gain on sale of banking facility. . . . . . . . . . .        --          --       4,037          --      --
  RTC reimbursements  . . . . . . . . . . . . . . . . .       107          68         945        57.4   (92.8)
  Lawsuit settlement. . . . . . . . . . . . . . . . . .        --       1,500          --          --      --
                                                          -------     -------     -------
    Total noninterest income. . . . . . . . . . . . . .   $89,103     $83,014     $85,896         7.3    (3.4)
                                                          =======     =======     =======

  Fee income/average assets . . . . . . . . . . . . . .      1.34%       1.36%       1.30%
  Noninterest income/average assets . . . . . . . . . .      1.36%       1.44%       1.53%

Noninterest Expense

         Noninterest expense amounted to $253.0 million, $216.9 million, and $210.3 million for 1993, 1992, and 1991, respectively. Noninterest expense for each of these years includes certain nonoperating items such as net costs of operation of other real estate and nonperforming assets, the nonoperating charge primarily related to integration of acquired companies, and other unusual items.

         Net costs of operation of other real estate and nonperforming assets were $3.1 million in 1993, $2.4 million in 1992, and $6.7 million in 1991. The increased net costs of nonperforming asset properties in 1993 were principally attributable to write-downs recorded by CLC. The decline in net costs of operation of other real estate and nonperforming assets between 1992 and 1991 reflects the lower level of other real estate and nonperforming assets. As detailed in Note 13 to the Consolidated Financial Statements, the $12.7 million nonoperating charge for 1993 included write-downs of excess facilities and equipment, severance and other compensation, and system conversion costs, all associated with the merger and integration of the current-year acquisitions. The 1993 nonoperating charge also includes: acceleration of core deposit intangibles amortization associated with disintermediation of acquired deposits; and increased data processing hardware depreciation and software amortization related to the Company's commitment to continue to improve its technology. The $5.6 million nonoperating charge recorded during 1992 was principally associated with the consolidation of Oklahoma data processing, operations, and staff functions. The expense included severance and other compensation, systems conversion costs, the cost of the disposal of excess facilities, a computer write-down and other charges associated with acquisitions. In 1991, a $7.0 million nonoperating charge was recorded in connection with a work force reduction and included early retirement benefits and severance compensation. SBC, a current-year business combination accounted for as a pooling of interests, settled a lawsuit during the first quarter of 1993 resulting in $313,000 of lawsuit settlement cost. The provision for securities losses of $1.5 million in 1991 relates to municipal securities owned by another pooled company, which established an allowance for securities losses to reflect the decline in market value associated with the downgrading of the bonds by rating agencies. The bonds were subsequently sold during 1992 resulting in a gain of $688,000.

         Operating expense increased $27.9 million or 13.4% to total $236.7 million for 1993. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 66.57% for 1993 as compared to 64.40% for 1992. The increased operating expenses and efficiency ratio principally reflect: costs of effecting business combinations and deposit assumption transactions; operating expenses of purchase business combinations and deposit assumption transactions subsequent to consummation (including intangible asset amortization); and normal inflation-related and other cost increases. The large number of acquisitions have required a substantial commitment of resources for thorough assessment of credit and other business risks; software systems conversion and operations consolidation of acquired entities; and advertising, training, and other costs associated with instilling the BANK IV sales and credit culture, products, and services. Approximately $9.4 million of the current year expenses were attributable to these activities. Approximately 78% of the $27.9 million increase in total operating expenses was attributable to business combinations accounted for as purchase and deposit assumption transactions.

         Entities acquired in 1993 and 1992 had a combined efficiency ratio of 71.5% resulting in a higher ratio for the entire Company. A portion of the higher ratio is due to amortization of intangible assets. The ratio is also affected by excess branch capacity, facilities improvements, and the cost of implementing service delivery technology through such things as automated teller machines and loan and deposit platform automation. Management anticipates that the efficiency ratios of these acquired entities will improve as they become more fully assimilated and become increasingly focused on sales activities. Also, certain branches will be closed or consolidated. The efficiency ratio will continue to be affected by due diligence and other acquisition costs as long as the Company engages in an active acquisition program; however, the expense will represent a smaller portion of total expenses as the company grows.

         Also reflected in the increased intangible asset amortization between 1993 and 1992 was an acceleration of purchased mortgage servicing rights amortization. The increased amortization reflects a more rapid pay-off of mortgage loans which are serviced for other investors. Amortization of purchased mortgage servicing rights was $1.8 million in 1993, an increase of $617,000 from the 1992 amortization. The remaining unamortized balance of purchased mortgage servicing rights at December 31, 1993 was $1.5 million.

         During 1991 the Company sold approximately $22.2 million of credit card loans associated with an affinity group. The Company continued to service this portfolio for the purchaser through September 30, 1992, and the reimbursement for the cost of servicing was reflected in the lower 1992 bank card expense.

         Between 1992 and 1991 operating expense increased $13.8 million or 7.1%. This increase reflected the implementation of a sales and performance based compensation program, additional depreciation associated with an increased investment in data processing equipment, and the execution of retail and commercial strategies. Sales incentive and performance based compensation increased $2.7 million, reflecting the improved performance of the Company during 1992 as compared to 1991. The Company invested in additional data processing equipment to provide improved customer service and convenience and to handle the increase in transaction volumes from acquisitions. The $1.4 million increase in advertising expense between 1992 and 1991 reflects an increased focus on the retail customer, as well as additional product and image advertising associated with the merger of the Kansas subsidiary banks and promoting the Company's expansion into Oklahoma in late 1992.

         The following table presents an analysis of noninterest expense for the past three years.

                                                                                                Percent Change
                                                               Year Ended December 31,          --------------
                                                          --------------------------------      1992-    1991-
                                                            1993        1992        1991        1993     1992
                                                          --------    --------    --------     ------   ------
                                                               (Dollars in thousands)

Salaries and employee benefits . . . . . . . . . . . .    $114,575    $100,491    $ 93,123      14.0%     7.9%
Furniture and equipment. . . . . . . . . . . . . . . .      22,004      19,030      17,944      15.6      6.1
Net occupancy. . . . . . . . . . . . . . . . . . . . .      16,307      14,458      14,020      12.8      3.1
FDIC insurance . . . . . . . . . . . . . . . . . . . .      12,071      11,679      10,915       3.4      7.0
Bank card. . . . . . . . . . . . . . . . . . . . . . .       7,577       5,021       7,074      50.9    (29.0)
Advertising and public relations . . . . . . . . . . .       8,343       6,296       4,924      32.5     27.9
Communication. . . . . . . . . . . . . . . . . . . . .       3,731       2,650       2,470      40.8      7.3
Postage and freight. . . . . . . . . . . . . . . . . .       6,194       5,403       5,190      14.6      4.1
Supplies, printed materials and forms. . . . . . . . .       5,162       5,272       4,809      (2.1)     9.6
Federal Reserve service fees . . . . . . . . . . . . .       1,461       1,090       1,067      34.0      2.2
Loan acquisition and maintenance . . . . . . . . . . .       2,295       2,372       2,870      (3.2)   (17.4)
Outside service fees . . . . . . . . . . . . . . . . .       4,064       5,719       4,884     (28.9)    17.1
Consulting fees. . . . . . . . . . . . . . . . . . . .       1,618       1,703       1,520      (5.0)    12.0
Other professional fees and examinations . . . . . . .       5,548       5,933       6,326      (6.5)    (6.2)
Amortization of intangible assets. . . . . . . . . . .       9,132       5,424       5,080      68.4      6.8
Other  . . . . . . . . . . . . . . . . . . . . . . . .      16,642      16,237      12,730       2.5     27.5
                                                          --------    --------    --------

    Total operating expense  . . . . . . . . . . . . .     236,724     208,778     194,946      13.4      7.1
Net costs of operation of other real
 estate and nonperforming assets . . . . . . . . . . .       3,088       2,356       6,736      31.1    (65.0)
Nonoperating charge. . . . . . . . . . . . . . . . . .      12,708       5,573       6,997       1.3X   (20.4)
Minority interest. . . . . . . . . . . . . . . . . . .         153         219         171     (30.1)    28.1
Provision for securities losses. . . . . . . . . . . .          --          --       1,491        --       --
Lawsuit settlement . . . . . . . . . . . . . . . . . .         313          --          --        --       --
                                                          --------    --------    --------
    Total noninterest expense. . . . . . . . . . . . .    $252,986    $216,926    $210,341      16.6      3.1
                                                          ========    ========    ========

Noninterest expense/average assets . . . . . . . . . .        3.87%       3.76%       3.74%
Noninterest expense less noninterest
 income/average assets . . . . . . . . . . . . . . . .        2.51%       2.32%       2.21%
Operating expense less fee
 income/average assets . . . . . . . . . . . . . . . .        2.28%       2.25%       2.17%
Operating expense/fee income plus
 tax-equivalent net interest income. . . . . . . . . .       66.57%      64.40%      66.24%

Income Taxes

         Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting FAS No. 109 as of January 1, 1993 was to increase net income by $10.5 million. Two pooled companies, CLC and PBI, elected early adoption of FAS No. 109, resulting in a $2.4 million increase in 1992 earnings.

         At December 31, 1993, the Company had net operating loss and general business credit carryforwards of $14.8 million and $424,000, respectively, which can be carried forward to reduce future federal income taxes payable. These carryforwards are principally related to previous losses of banks acquired in 1992 and 1993. Utilization of the carryforwards is limited by tax law to the future earnings of and other limits on the use of tax attributes of acquired companies. Net operating loss carryforwards expire in years 2000 through 2007 and general business credit carryforwards expire in years 1994 through 2005 if not utilized. At December 31, 1993, for financial reporting purposes, a valuation allowance of $13.2 million offset the deferred tax assets related to these carryforwards and other deferred tax assets whose realization is uncertain. If realized, the tax benefit on $3.4 million of net operating loss carryforwards will be applied to reduce "cost in excess of net assets acquired" recorded in connection with acquisitions accounted for as purchases.

         Income tax expense amounted to $21.8 million, $18.5 million, and $9.5 million for 1993, 1992, and 1991, respectively. The higher tax expense in each succeeding year was primarily attributable to a higher level of income before taxes. The federal tax expense for 1991 was computed using the Alternative Minimum Tax ("AMT") provisions of the Tax Reform Act of 1986. In 1992, federal tax expense computed in accordance with the then statutory tax rate of 34% exceeded AMT expense and AMT tax credits were recognized during 1992, reducing the tax provision to the amount which would have been recorded using the AMT provisions. The Revenue Reconciliation Bill of 1993 contained several provisions affecting corporations and financial institutions, including a tax rate increase to 35% and provisions mandating specific periods for the amortization of intangibles. Pursuant to FAS No. 109, the Company's third quarter 1993 financial statements reflected certain adjustments to recognize the impact of the new tax law on the Company's financial condition. These adjustments reduced 1993 income tax expense by $616,000.

Statements of Condition

         Total assets amounted to $6.7 billion, $6.6 billion, and $5.6 billion at December 31, 1993, 1992, and 1991, respectively. Between December 31, 1991 and December 31, 1993, the Company completed five bank acquisitions accounted for as purchases and three bank and S&L purchase and assumption transactions. Assets acquired in these eight transactions totaled $900.9 million. The statements of condition for all of the periods presented include nine business combinations accounted for as poolings of interests. In aggregate the pooled companies had assets of $1.6 billion. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

         Period-end loans and leases increased $416.8 million or 14.7% to total $3.3 billion at December 31, 1993. Increases were realized in various commercial and retail categories. Loans added through bank purchase transactions totaled $121.7 million. Net internal loan growth was $295.1 million, two thirds of which was realized in the fourth quarter of 1993.

         The $91.7 million increase in the 1-4 family mortgage portfolio between December 31, 1992 and December 31, 1993 primarily reflects originations and refinancing activity stimulated by relatively low mortgage interest rates. In connection with the Company's adoption of FAS No. 115 relating to the classification of investment securities as held-to-maturity, available-for-sale, and trading securities, the Company evaluated its portfolio of residential mortgage loans which could be sold in the secondary market. This evaluation resulted in a decision to reclassify $110.1 million of residential mortgage loans as held for sale, resulting in the increase in this category.

         The consumer portfolio declined $50.8 million or 10.9%. This decrease is principally due to the $36.2 million paydown of automobile loans associated with the 1991 closure of the Company's indirect loan production offices.

         During 1991 and 1992, both commercial and retail loan demand were affected by an uncertain legislative and economic environment. Between December 31, 1991 and 1992 total loans did not change materially.
Except for the origination and refinancing activity in loans secured by 1-4 family mortgages, which was stimulated by low mortgage rates, most loan categories showed little change.

         Total loans decreased $193.4 million or 6.5% from $3.0 billion at December 31, 1990 to $2.8 billion at year-end 1991. The decreases, which were realized in almost all categories, were attributable to the lack of loan demand and enhanced underwriting standards which emphasize cash flow rather than collateral based lending. Credit card loans decreased $16.7 million, or 17.4%, from year-end 1990 to year-end 1991 as an affinity group exercised its option to purchase its portfolio from the Company.

         Total loans increased by $407.3 million or 15.8% from December 31, 1989 to 1990. Approximately $269.8 million of this increase occurred in the 1-4 family residential mortgage portfolio and was principally attributable to the acquisition of loans from failed S&Ls. Additionally, $89.3 million of the increase was associated with bank acquisitions accounted for as purchases.
         The following table shows the composition of loans and leases for the past five years.


                                                                           December 31,
                                                   ----------------------------------------------------------
                                                      1993        1992        1991        1990        1989
                                                   ----------  ----------  ----------  ----------  ----------
                                                                         (In thousands)

Commercial and industrial . . . . . . . . . . . .  $  849,026  $  737,924  $  728,222  $  830,307  $  817,885
Agriculture . . . . . . . . . . . . . . . . . . .     164,752     143,383     147,839     136,429     121,821
Energy  . . . . . . . . . . . . . . . . . . . . .      77,962      55,754      60,053      69,091      68,136
Bank stock  . . . . . . . . . . . . . . . . . . .      34,576      41,282      48,509      61,866      78,686
Real estate, less unearned discount:
  Construction  . . . . . . . . . . . . . . . . .      92,158      63,948      92,634     112,301     134,293
  Secured by 1-4 family residences  . . . . . . .     781,946     690,202     629,593     653,267     383,486
  Permanent commercial real estate and other  . .     500,129     436,888     425,964     440,266     421,007
  Residential mortgage loans held for sale. . . .     110,132         501       2,588         923       1,867
Consumer, less unearned discount  . . . . . . . .     417,126     467,916     453,102     451,752     337,894
Credit card . . . . . . . . . . . . . . . . . . .      91,562      81,012      78,913      95,590      79,241
Educational . . . . . . . . . . . . . . . . . . .      55,968      41,889      34,686      32,042      48,637
Lease financing . . . . . . . . . . . . . . . . .      40,195      29,490      27,166      25,235      20,150
Other . . . . . . . . . . . . . . . . . . . . . .      42,255      50,847      66,346      79,897      68,540
                                                   ----------  ----------  ----------  ----------  ----------

    Total loans and leases  . . . . . . . . . . .  $3,257,787  $2,841,036  $2,795,615  $2,988,966  $2,581,643
                                                   ==========  ==========  ==========  ==========  ==========

         Commercial and Industrial: The Company's commercial and industrial loans generally are made to middle market and small businesses. There are no highly leveraged transactions.

         Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 58% of the agriculture portfolio at December 31, 1993. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

         Energy: Loans secured by proven oil and gas reserves constitute substantially all of the energy loan portfolio. Generally, the Company will loan no more than 60% of the discounted value of such proven reserves. Annual engineering reports are required on all production loans of $100,000 or more. These reports include cash flow analyses on all properties and provide estimates of remaining recoverable reserves, rates of recovery, operating expenses, and taxes. There are no oil rig acquisition loans, and loans to well-servicing companies and suppliers are not material.

         Bank Stock: Loans for the purpose of purchasing a material interest in a bank make up this portfolio.

         Real Estate: Most of the construction loans are for 1-4 family residential construction and development. At December 31, 1993, approximately 43.2% of the portfolio was in the Kansas metropolitan markets of Wichita, Topeka and Kansas City. The Tulsa and Oklahoma
City markets represented an additional 39.3% of this portfolio.

         The 1-4 family residence portfolio consists of loans secured by residences located primarily in Kansas and Oklahoma and is principally permanent first mortgage loans with the remainder consisting of home equity loans. At December 31, 1993, this portfolio included $100.9 million of seasoned, performing loans acquired in 1990 and 1991 as part of the S&L transactions.

         At December 31, 1993 $110.1 million of fixed-rate residential first mortgage loans were held for sale in the secondary market. Most of these loans had original maturities of 15 and 20 years and loan rates of 7.00% or less. Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.

         Permanent commercial real estate loans include loans in the Company's market for small office buildings/parks; neighborhood strip shopping centers; small manufacturing machine shop buildings; office warehouse properties; medical offices; and loans for purposes other than funding the acquisition of the collateral properties and in which cash flows from the properties are not the principal source of repayment. Also included in this portfolio are loans for the financing of apartment buildings in the Company's five metropolitan markets.
Most of these loans are "mini-perms" with five-year maturities. The remaining commercial real estate loans are secured by farmland.

         Concentrations: The Company makes substantially all of its loans within Kansas, Oklahoma, and the contiguous states or to Kansas and Oklahoma based customers that do business in other states. At
December 31, 1993, the Company had 20 lending relationships in which the aggregate loan amount exceeded $8 million; of these, seven were $10 million or more. The Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10.0% of total loans outstanding and no foreign loans at December 31, 1993.

Maturity Distribution and Interest Sensitivity of Loans

         The maturity distribution of loans outstanding as of December 31, 1993 (excluding real estate-secured by 1-4 family residences, consumer, credit card, educational, and lease financing) by type and sensitivity to changes in interest rates is as follows:

                                                                           Remaining Maturity
                                                          --------------------------------------------------
                                                                        Over One
                                                                          Year
                                                           One Year     Through      Over Five
                                                           or Less     Five Years      Years        Total
                                                          ----------   ----------   ----------   -----------
                                                                             (In thousands)

Commercial and industrial . . . . . . . . . . . . . . .   $  565,040     $240,066     $ 43,920     $  849,026
Agriculture . . . . . . . . . . . . . . . . . . . . . .      145,439       16,168        3,145        164,752
Energy  . . . . . . . . . . . . . . . . . . . . . . . .       55,569       18,105        4,288         77,962
Bank stock  . . . . . . . . . . . . . . . . . . . . . .       23,164        8,034        3,378         34,576
Real estate-construction  . . . . . . . . . . . . . . .       66,738       23,438        1,982         92,158
Real estate-permanent commercial and other  . . . . . .      144,589      243,578      111,962        500,129
Other . . . . . . . . . . . . . . . . . . . . . . . . .       35,459        6,316          480         42,255
                                                          ----------     --------     --------     ----------

     Total  . . . . . . . . . . . . . . . . . . . . . .   $1,035,998     $555,705     $169,155     $1,760,858
                                                          ==========     ========     ========     ==========

Loans with fixed interest rates . . . . . . . . . . . .   $  254,289     $193,618     $ 43,248     $  491,155
Loans with floating interest rates  . . . . . . . . . .      781,709      362,087      125,907      1,269,703
                                                          ----------     --------     --------     ----------

     Total  . . . . . . . . . . . . . . . . . . . . . .   $1,035,998     $555,705     $169,155     $1,760,858
                                                          ==========     ========     ========     ==========

Nonperforming Assets

         Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at December 31, 1993 included $13.1 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

         In accordance with the Securities and Exchange Commission's Financial Reporting Release 28 ("FRR 28"), "Other real estate and nonperforming assets" previously has included certain loans valued at the fair value of the underlying collateral even though the Company did not have possession of that collateral. The main objective of FRR 28 was to require a systematic methodology to be applied to the recognition and measurement of potential losses inherent in loans, where the repayment of the loan was expected to come only from the operation or the sale of the collateral. Collateral was to be considered repossessed in substance and accounted for at fair value in those cases where the borrower had little or no equity in the collateral considering the property's fair value and where, considering economic conditions, the borrower's ability to rebuild equity was doubtful.

         During 1993, banking regulators issued guidance confirming that the loss recognition on collateral dependent loans should be based on the fair value of the collateral, but that such loans need not be reported as "Other real estate" unless possession of the underlying collateral has been obtained. The Company's consolidated statement of condition reflects the adoption of this regulatory guidance as of December 31, 1993 and the 1992 consolidated statement of condition has been restated to reclassify substantive repossessions from "Other assets" to "Loans." The following table reflects the effects of this new classification policy at December 31 for the past five years.

                                                                           December 31,
                                                   ----------------------------------------------------------
                                                      1993        1992        1991        1990        1989
                                                   ----------  ----------  ----------  ----------  ----------
                                                                     (Dollars In thousands)

Nonaccrual loans . . . . . . . . . . . . . . . .    $ 3,707     $ 6,403     $ 4,563     $ 6,416     $ 3,140
Other real estate and nonperforming assets . . .     (3,707)     (6,403)     (4,563)     (6,416)     (3,140)
                                                    -------     -------     -------     -------     -------

  Total nonperforming assets . . . . . . . . . .    $     0     $     0     $     0     $     0     $     0
                                                    =======     =======     =======     =======     =======

         Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of December 31, 1993, the carrying value of nonaccrual loans had been charged down to 71.4% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

         Interest income of $1.5 million has been included in income for the year ended December 31, 1993 on loans which at year-end were considered nonaccrual loans or troubled debt restructurings. Interest of $4.0 million would have been recorded for the year if these loans had been current in accordance with their original terms.

         The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments at December 31 for the past five years.

                                                                            December 31,
                                                     --------------------------------------------------------
                                                       1993         1992        1991        1990        1989
                                                     -------      -------     -------     -------     -------
                                                                       (Dollars in thousands)

Nonaccrual loans . . . . . . . . . . . . . . . . .   $33,833      $36,772     $55,389    $ 79,595    $ 48,874
Troubled debt restructurings . . . . . . . . . . .       290        1,906       4,918       4,576       8,660
                                                     -------      -------     -------    --------    --------

    Total nonperforming loans  . . . . . . . . . .    34,123       38,678      60,307      84,171      57,534
Other real estate and nonperforming assets . . . .     9,667       18,876      39,017      53,031      50,445
                                                     -------      -------     -------    --------    --------

    Total nonperforming assets . . . . . . . . . .   $43,790      $57,554     $99,324    $137,202    $107,979
                                                     =======      =======     =======    ========    ========

Past due loans (90 days or more) . . . . . . . . .   $ 9,072      $10,533     $ 5,455    $  6,809    $ 11,005
                                                     =======      =======     =======    ========    ========

Nonperforming assets/year-end loans plus
 other real estate and nonperforming assets. . . .      1.34%        2.01%       3.50%       4.51%       4.10%
                                                        ====         ====        ====        ====        ====

Nonperforming assets/year-end assets . . . . . . .       .65%         .88%       1.76%       2.38%       2.31%
                                                        ====         ====        ====        ====        ====

         Nonperforming assets decreased $13.8 million or 23.9% from December 31, 1992 to total $43.8 million at the end of 1993. At December 31, 1993, total nonperforming assets represented 1.34% of total loans plus other real estate owned and nonperforming assets and .65% of total assets as compared to 2.01% of total loans plus other real estate owned and nonperforming assets and .88% of total assets at December 31, 1992. Companies acquired during 1993 in pooling-of-interests transactions represent $13.9 million of the December 31, 1993 total nonperforming assets compared to $17.6 million for those same companies at year-end 1992. Purchased banks added $1.8 million to the 1993 nonperforming asset total. The 1993 and 1992 pooling-of-interests combinations accounted for $61.1 million, $87.3 million, and $85.0 million of nonperforming assets at year-end 1991, 1990, and 1989, respectively.

         Management continues to focus on asset quality. An emphasis is placed on pro-active management of problem credits, early detection of potential problems, and timely charge-offs. A due diligence team is responsible for assessing potential problem loans in banks to be acquired prior to the execution of a definitive agreement. A separate work-out department is responsible for the resolution and collection of problem assets. An analysis of nonperforming loans by type is provided in the following table. There are no significant concentrations of nonperforming assets in any one market or industry.

                                                                      December 31,
                                          -------------------------------------------------------------------
                                              1993          1992          1991          1990          1989
                                          -----------   -----------   -----------   -----------   -----------
                                                                (Dollars in thousands)

Commercial and industrial. . . . . . .      $14,695       $13,194       $23,021       $37,288       $19,701
Agriculture. . . . . . . . . . . . . .        1,526         1,449         1,250           766         1,001
Energy . . . . . . . . . . . . . . . .          510           184           402         2,508           511
Bank stock . . . . . . . . . . . . . .           --            --            41            --           700
Real Estate:
  Construction . . . . . . . . . . . .        1,343         1,883         7,029         5,756         4,975
  Secured by 1-4 family
   residences. . . . . . . . . . . . .        2,384         3,861         3,752         4,454         4,257
  Permanent commercial
   real estate and other . . . . . . .       11,668        16,056        22,200        30,173        23,965
Consumer . . . . . . . . . . . . . . .        1,890         1,863         2,228         2,731         2,424
Lease financing. . . . . . . . . . . .          107           188           384           495            --
                                            -------       -------       -------       -------       -------

    Total nonperforming loans. . . . .      $34,123       $38,678       $60,307       $84,171       $57,534
                                            =======       =======       =======       =======       =======

Nonaccrual loans/nonaccrual
 loans and prior charge-offs . . . . .        71.41%
                                              =====

Potential Problem Loans

         Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

         Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $6.3 million at December 31, 1993.

Allowance for Credit Losses

         The allowance for credit losses is the amount deemed by management to be reasonably necessary to provide for possible losses on loans that may become uncollectible. Additions to the allowance are charged to expense as the provision for credit losses. Loan losses and recoveries are charged or credited directly to the allowance. It is the Company's policy to charge off any loan or portion of that loan when it is deemed to be uncollectible in the ordinary course of business.

         An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for credit losses. This evaluation takes into consideration the classification of loans and the application of loss estimates to these classifications. It is the responsibility of management in each of the Company's markets to classify its loans as pass, special mention, substandard, doubtful, or loss. The classification criteria are established by the credit administration function of the Company, which is independent of all lending functions, and are intended to be consistent with the criteria applied by federal banking system examiners. These classifications take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. The Company has an independent loan review function which periodically reviews the loans and the classifications. The Company's bank subsidiaries also are subjected to periodic examinations by the Office of the Comptroller of the Currency.

         Loss factors are developed by loan type and classification using historical loss data and statistical modeling techniques. The application of these loss factors to the portfolio classifications combined with analyses of general economic conditions, trends in portfolio volume, maturity, and composition, and estimates of potential future losses on specific large loans and those loans requiring special attention provide management with data essential to identify and estimate the credit risk inherent in the portfolio. The allowance for credit losses reflects the result of these estimates, and is deemed to be adequate at each balance sheet date.

         As of December 31, 1993, the allowance for credit losses equaled $66.4 million or 2.04% of total loans and leases and 194.50% of nonperforming loans. Comparatively, the allowance for credit losses amounted to $73.1 million or 2.57% of total loans and leases and 188.88% of nonperforming loans at December 31, 1992. The decreased level of net charge-offs in 1993 compared to 1992 and the sound coverage ratio of the allowance for credit losses to nonperforming loans at December 31, 1993 reflected the continuing emphasis management is placing on resolving problem loans, reducing the risk profile of the Company, and prudently reserving for identifiable risks.
         The following table summarizes the changes in the allowance for credit losses for the past five years and presents selected related ratios.

                                                      1993        1992        1991        1990        1989
                                                   ----------  ----------  ----------  ----------  ----------
                                                                      (Dollars in thousands)

Balance at January 1, as previously reported . . . $   60,498  $   57,459  $   53,049  $   33,089  $   29,342
Adjustment for poolings of interests . . . . . . .     12,557      13,210       9,672       9,306       9,378
                                                   ----------  ----------  ----------  ----------  ----------
Balance at January 1, as restated  . . . . . . . .     73,055      70,669      62,721      42,395      38,720
Allowance for credit losses of purchased banks . .      3,266       1,739         464       2,827       1,643
Allowance for purchased loans  . . . . . . . . . .         --       3,424          --       2,165          --
                                                   ----------  ----------  ----------  ----------  ----------
                                                       76,321      75,832      63,185      47,387      40,363
Charge-offs:
  Commercial and industrial  . . . . . . . . . . .     15,450      16,126      22,342      15,519      15,327
  Energy . . . . . . . . . . . . . . . . . . . . .        371         254       1,690       1,127       1,170
  Real estate:
    Construction . . . . . . . . . . . . . . . . .        269         881       2,492       4,628       1,539
    Secured by 1-4 family residences . . . . . . .        701       1,082       1,547       1,262       1,729
    Permanent commercial real estate and other . .      3,954       4,624       6,184       8,865       4,757
  Consumer . . . . . . . . . . . . . . . . . . . .      3,936       5,196       5,870       3,350       1,999
  Credit card  . . . . . . . . . . . . . . . . . .      1,596       2,243       2,470       2,046       1,231
  Bank stock . . . . . . . . . . . . . . . . . . .         --          --         852         250          --
  Agriculture  . . . . . . . . . . . . . . . . . .        214         121         215         503         290
  Lease financing  . . . . . . . . . . . . . . . .        246         258         477         728         161
  Other  . . . . . . . . . . . . . . . . . . . . .         71         293         420         741       1,010
                                                   ----------  ----------  ----------  ----------  ----------
      Total charge-offs  . . . . . . . . . . . . .     26,808      31,078      44,559      39,019      29,213
                                                   ----------  ----------  ----------  ----------  ----------

Recoveries:
  Commercial and industrial  . . . . . . . . . . .      4,592       3,214       3,330       2,084       2,403
  Energy . . . . . . . . . . . . . . . . . . . . .        206         230         936       1,319         411
  Real estate:
    Construction . . . . . . . . . . . . . . . . .        220         112         132         388           6
    Secured by 1-4 family residences . . . . . . .        304         179         243          48         210
    Permanent commercial real estate and other . .      1,358         409         463         294          24
  Consumer . . . . . . . . . . . . . . . . . . . .      1,687       1,594       1,180         459         389
  Credit card  . . . . . . . . . . . . . . . . . .        496         604         418         300         281
  Bank stock . . . . . . . . . . . . . . . . . . .        148          38          --          --          --
  Agriculture  . . . . . . . . . . . . . . . . . .        272         309         155         252          95
  Lease financing  . . . . . . . . . . . . . . . .         91         232          87          34          23
  Other  . . . . . . . . . . . . . . . . . . . . .        425          37         245         175           6
                                                   ----------  ----------  ----------  ----------  ----------
      Total recoveries . . . . . . . . . . . . . .      9,799       6,958       7,189       5,353       3,848
                                                   ----------  ----------  ----------  ----------  ----------
Net loans and leases charged off . . . . . . . . .     17,009      24,120      37,370      33,666      25,365
Provision for credit losses  . . . . . . . . . . .      7,056      21,343      43,665      49,000      27,397
                                                   ----------  ----------  ----------  ----------  ----------

Balance at December 31 . . . . . . . . . . . . . . $   66,368  $   73,055  $   69,480  $   62,721  $   42,395
                                                   ==========  ==========  ==========  ==========  ==========

Loans and leases at year-end . . . . . . . . . . . $3,257,787  $2,841,036  $2,795,615  $2,988,966  $2,581,643
Average loans and leases . . . . . . . . . . . . . $2,953,470  $2,822,525  $2,914,788  $2,835,045  $2,455,848


Net charge-offs/average loans and leases . . . . .        .58%        .85%       1.28%       1.19%       1.03%

Allowance for credit losses/net charge-offs  . . .     390.19%     302.88%     185.92%     186.30%     167.14%

Allowance for credit losses/year-end
 nonperforming loans . . . . . . . . . . . . . . .     194.50%     188.88%     115.21%      74.52%      73.69%

Allowance for credit losses/year-end
 nonperforming assets. . . . . . . . . . . . . . .     151.56%     126.93%      69.95%      45.71%      39.26%

Allowance for credit losses/year-end
 loans and leases. . . . . . . . . . . . . . . . .       2.04%       2.57%       2.49%       2.10%       1.64%

         The allowance for credit losses has been allocated by loan category. It should be recognized that such allocations are not necessarily indicative of future loan losses and that all of such allowance, except for the $1.3 million allowance for purchased loans included in the secured by 1-4 family residences and $3.5 million allowance for purchased loans included in consumer, is available to absorb losses on loans for any category. The allocation of the allowance for credit losses by loan type is as follows:

                                                                    December 31,
                                        --------------------------------------------------------------------
                                            1993          1992          1991          1990          1989
                                        ------------  ------------  ------------  ------------  ------------
                                                                   (In thousands)

Commercial and industrial. . . . . . .    $24,791       $29,211       $29,799       $21,471       $14,447
Agriculture  . . . . . . . . . . . . .      1,210         2,762         2,515         2,122         1,653
Energy . . . . . . . . . . . . . . . .        973         1,105         1,386         2,490         3,001
Bank stock . . . . . . . . . . . . . .        446           968           820           497           583
Real estate:
  Construction . . . . . . . . . . . .      1,364         1,895         2,163         5,266         3,642
  Secured by 1-4 family residences . .      3,659         4,797         5,547         6,169         1,397
  Permanent commercial real estate
   and other . . . . . . . . . . . . .     17,500        17,421        17,602        15,261        11,210
Consumer . . . . . . . . . . . . . . .      9,266         7,633         5,148         4,576         2,974
Credit card  . . . . . . . . . . . . .      2,455         3,673         2,215         2,500         1,582
Educational. . . . . . . . . . . . . .         --            --            --            --            --
Lease financing  . . . . . . . . . . .        393           933           315           381            95
Other  . . . . . . . . . . . . . . . .      4,311         2,657         1,970         1,988         1,811
                                          -------       -------       -------       -------       -------

    Total  . . . . . . . . . . . . . .    $66,368       $73,055       $69,480       $62,721       $42,395
                                          =======       =======       =======       =======       =======

         The following table compares the allocation of the allowance for credit losses by loan type expressed as a percentage of the total allowance for credit losses to the percentage of loans in each loan type to total loans:

                                                                December 31,
                             ----------------------------------------------------------------------------------
                                  1993             1992             1991             1990             1989
                             --------------   --------------   --------------   --------------   --------------
                               (1)     (2)      (1)     (2)      (1)     (2)      (1)     (2)      (1)     (2)
                             ------  ------   ------  ------   ------  ------   ------  ------   ------  ------

Commercial and industrial.    37.3%   26.1%    40.0%   26.0%    42.9%   26.1%    34.2%   27.8%    34.1%   31.7%
Agriculture  . . . . . . .     1.8     5.0      3.8     5.0      3.6     5.3      3.4     4.6      3.9     4.7
Energy . . . . . . . . . .     1.5     2.4      1.5     2.0      2.0     2.1      4.0     2.3      7.1     2.6
Bank stock . . . . . . . .      .7     1.1      1.3     1.4      1.2     1.7       .8     2.1      1.4     3.1
Real estate:
  Construction . . . . . .     2.1     2.8      2.6     2.2      3.1     3.3      8.4     3.7      8.6     5.2
  Secured by 1-4 family
   residences  . . . . . .     5.5    27.4      6.6    24.3      8.0    22.6      9.8    21.9      3.3    15.0
  Permanent commercial
   real estate and other .    26.3    15.4     23.8    15.4     25.3    15.2     24.3    14.7     26.4    16.3
Consumer . . . . . . . . .    14.0    12.8     10.4    16.5      7.4    16.2      7.3    15.1      7.0    13.1
Credit card  . . . . . . .     3.7     2.8      5.0     2.9      3.2     2.8      4.0     3.2      3.7     3.0
Educational  . . . . . . .      --     1.7       --     1.5       --     1.3       --     1.1       --     1.9
Lease financing  . . . . .      .6     1.2      1.3     1.0       .5     1.0       .6      .8       .2      .8
Other  . . . . . . . . . .     6.5     1.3      3.7     1.8      2.8     2.4      3.2     2.7      4.3     2.6
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----

    Total  . . . . . . . .   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
                             =====   =====    =====   =====    =====   =====    =====   =====    =====   =====

_____

(1) Allocation of allowance for credit losses by loan type as a percent of total allowance.
(2) Loans by type as a percent of total loans.

Investment Portfolio

         The year-end book value of investment securities at December 31 for each of the last three years is presented in the tables below.

Held-to-maturity

                                                                                   December 31,
                                                                     ----------------------------------------
                                                                        1993           1992           1991
                                                                     ----------     ----------     ----------
                                                                                  (In thousands)

U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $    1,514     $  284,856     $  140,835
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,751,443      1,731,879      1,354,866
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         359        279,783        126,542
Obligations of states and political subdivisions  . . . . . . . . .       4,750        215,471        245,768
Other securities:
  Collateralized auto receivables . . . . . . . . . . . . . . . . .      12,364         28,935         51,607
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .          --         10,580          7,121
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,155             --             --
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .         212            220         50,228
  Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . .          --             --         20,194
  Bankers' acceptances  . . . . . . . . . . . . . . . . . . . . . .          --             --         11,950
  Non-agency mortgage-backed securities . . . . . . . . . . . . . .          --             --          5,672
  Nonaccrual investments. . . . . . . . . . . . . . . . . . . . . .          --             --          2,529
                                                                     ----------     ----------     ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .   1,772,797      2,551,724      2,017,312

  Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . .      24,911          1,166            577
  Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . .      12,589          8,452          6,355
  Other equity securities . . . . . . . . . . . . . . . . . . . . .       1,470          3,576          3,827
                                                                     ----------     ----------     ----------

    Total, at amortized cost. . . . . . . . . . . . . . . . . . . .  $1,811,767     $2,564,918     $2,028,071
                                                                     ==========     ==========     ==========

Excess market value . . . . . . . . . . . . . . . . . . . . . . . .  $    1,365     $   45,262     $   71,817
                                                                     ==========     ==========     ==========


Available-for-sale
                                                                     December 31,
                                                                     ------------
                                                                         1993
                                                                     ------------
                                                                    (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $  308,331
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     218,848
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     306,276
Obligations of states and political subdivisions  . . . . . . . . .     242,933
Corporate notes and bonds . . . . . . . . . . . . . . . . . . . . .      40,237
                                                                     ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .   1,116,625

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .       1,151
                                                                     ----------

      Total, at estimated fair value. . . . . . . . . . . . . . . .  $1,117,776
                                                                     ==========

         At December 31, 1993, the Company elected to adopt Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with FAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. Pursuant to FAS No. 115 the securities classified as available-for-sale are carried at fair value. Upon adoption, the available-for-sale portfolio was increased by a net unrealized gain of $41.2 million, deferred income taxes payable was increased by $16.1 million, and stockholders' equity was increased by $25.1 million.

         Not including the adjustment to fair value for the available-for-sale portfolio, investment securities increased $323.4 million between December 31, 1992 and 1993. Acquisition transactions accounted for as purchases added $112.0 million of investment securities. The remainder of the increase is attributable to the Company becoming more fully invested and a larger volume of borrowed funds.

         Excluding U.S. Treasury obligations and obligations of U.S. government agencies and corporations, there were no security holdings of any one issuer at December 31, 1993 that exceeded 10% of consolidated stockholders' equity.

         The tables below summarize the maturity and yield distribution of investment securities at December 31, 1993.

Held-to-maturity
                                                              Maturing
                     ------------------------------------------------------------------------------------------
                                           After One         After Five
                          Within          But Within         But Within          After
                         One Year         Five Years         Ten Years         Ten Years            Total
                     ----------------  ----------------  ----------------  ----------------  ------------------
                      Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield    Amount     Yield
                     --------  ------  --------  ------  --------  ------  --------  ------  ----------  ------
                                                      (Dollars in thousands)

U.S. Treasury
 obligations . . . .   $  601   5.24%  $    913   5.09%  $     --     --% $       --    --%  $    1,514   5.15%
Obligations of
 U.S. government
 agencies and
 corporations:
  Mortgage-backed. .      181   8.50    218,773   6.49    215,721   5.59   1,316,768  5.14    1,751,443   5.36
  Other. . . . . . .      168   4.56        191   4.94         --     --          --    --          359   4.76
Obligations of
 states and
 political
 subdivisions(1) . .    1,090   7.04      3,790   6.02         25  11.54       2,000 11.54        6,905   7.80
Other securities:
  Collateralized
   auto receivables.       --     --     12,364   7.91         --     --          --    --       12,364   7.91
  Money market
   mutual funds. . .      212   3.00         --     --         --     --          --    --          212   3.00
  Other. . . . . . .       --     --         --     --         --     --      38,970  6.41       38,970   6.41
                       ------          --------          --------         ----------         ----------

    Total. . . . . .   $2,252   6.11   $236,031   6.55   $215,746   5.59  $1,357,738  5.18   $1,811,767   5.41
                       ======          ========          ========         ==========         ==========

_________

(1)  Yields on tax-preferred securities are shown on a fully tax-equivalent basis assuming a marginal tax rate of 35%.


Available-for-sale

                                                              Maturing
                     ------------------------------------------------------------------------------------------
                                           After One         After Five
                          Within          But Within         But Within          After
                         One Year         Five Years         Ten Years         Ten Years            Total
                     ----------------  ----------------  ----------------  ----------------  ------------------
                      Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield    Amount     Yield
                     --------  ------  --------  ------  --------  ------  --------  ------  ----------  ------
                                                      (Dollars in thousands)

U.S. Treasury
 obligations . . . .  $48,773   6.04%  $254,305   6.13%  $  5,253   5.09%  $     --    --%  $  308,331   6.10%
Obligations of
 U.S. government
 agencies and
 corporations:
  Mortgage-backed. .       --     --        855   7.83     12,481   6.09    205,512   6.76      218,848   6.73
  Other. . . . . . .   12,420   7.80    253,774   6.02     40,082   7.51         --     --      306,276   6.29
Obligations of
 states and
 political
 subdivisions(1) . .   27,171  12.84    120,264  14.12     64,812  10.46     30,686  14.23      242,933  13.02
Other securities . .    1,925   7.70     13,543   6.15     24,769   6.10      1,151     --       41,388   6.02
                      -------          --------          --------          --------          ----------

    Total. . . . . .  $90,289   8.36   $642,741   7.58   $147,397   8.36   $237,349   7.69   $1,117,776   7.78
                      =======          ========          ========          ========          ==========

_________

(1)  Yields on tax-preferred securities are shown on a fully tax-equivalent basis assuming a marginal tax rate of 35%.

         Mortgage-backed securities have been included in the maturity tables based on their final maturities. However, this classification is not indicative of the interest rate risk characteristics of the portfolio.

         At December 31, 1993 the held-to-maturity portfolio included $513.3 million of floating-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association. The yields on these securities float on a monthly basis with the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds, which reduces the interest rate risk associated with these investments as the changes in the cost of funds index have historically correlated with the changes in the Company's cost of funds. Also included in the held-to-maturity portfolio at December 31, 1993 were $847.4 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies of the U.S. government. Of this CMO portfolio, $155.6 million also float on a monthly basis with the FHLB 11th District average cost of funds. The remaining $691.8 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated remaining average duration of two to three years.

         The December 31, 1993 available-for-sale mortgage-backed securities portfolio is comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to five years. Also included in the December 31, 1993 mortgage-backed securities available-for-sale were $49.4 million of CMOs that do not meet the Office of the Comptroller of Currency's ("OCC") guidelines to be classified as "held-to-maturity" securities. The OCC requires simulation testing of mortgage derivative products to measure their estimated maturity or price sensitivity to interest rate increases or decreases of 300 basis points. Under current accounting practices, CMOs that fall outside the OCC's volatility guidelines are required to be included in the available-for-sale portfolio.

         Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $219.6 million during the fourth quarter of 1993. The volume of principal reductions and prepayments combined with the Company's strong liquidity position (which is described in the Asset and Liability Management Section) demonstrates the Company's ability to hold a substantial portion of its investment securities to maturity.

Deposits

         Average total deposits increased $418.2 million or 8.5% between December 31, 1993 and 1992. This increase in average deposits reflects the assumption of deposits from S&L and bank purchase acquisitions, which took place in December of 1992 and the second quarter of 1993. Deposits assumed from S&Ls totaled $448.3 million and deposits acquired through bank acquisitions accounted for as purchases totaled $246.1 million. At December 31, 1993, deposits totaled $5.3 billion, which was not materially different from deposits at December 31, 1992. The increased deposits from the assumptions and acquisitions were partially offset by the attrition of time deposits associated with the current low interest rates offered on these instruments. In addition, December 31, 1992 deposits included an unusually high volume of items in the process of collection. In response to perceived customer needs for a higher yield, a time deposit product was offered which provided the customer with the opportunity to reprice the instrument twice during its three- year term. At December 31, 1993, $222.8 million of these adjustable-rate time deposits were outstanding. Certain customers have reinvested maturing deposits in alternative investment instruments and some of these customers have purchased annuities, mutual funds, and other investments through the Company, resulting in increased fee income. Core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.7% of total deposits at December 31, 1993 compared to 91.1% at December 31, 1992.

         The following table provides a breakdown of average deposits and average rates paid, by type, for the past three years.

                                                     1993                  1992                  1991
                                             --------------------  --------------------  --------------------

                                               Average   Average     Average   Average     Average   Average
                                               Balance     Rate      Balance     Rate      Balance     Rate
                                             ----------  --------  ----------  --------  ----------  --------
                                                                  (Dollars in thousands)

Noninterest-bearing deposits. . . . . . . .  $  916,816      --    $  832,472      --    $  778,217      --
Interest-bearing deposits:
  Interest-bearing checking deposits. . . .     870,178    2.49%      699,112    3.10%      595,778    4.61%
  Savings deposits  . . . . . . . . . . . .   1,215,257    2.61     1,124,768    3.33     1,044,037    5.14
  Time deposits under $100,000. . . . . . .   1,929,077    4.53     1,816,111    5.72     1,984,143    7.28
  Time deposits of $100,000 or more . . . .     387,867    3.56       428,552    3.73       529,838    5.38
                                             ----------            ----------            ----------

    Total interest-bearing deposits . . . .   4,402,379    3.51     4,068,543    4.40     4,153,796    6.12
                                             ----------            ----------            ----------

      Total deposits  . . . . . . . . . . .  $5,319,195            $4,901,015            $4,932,013
                                             ==========            ==========            ==========

        The following table sets forth, by time remaining to maturity, certificates and other time deposits of $100,000 or more:

                                                                               December 31, 1993
                                                                               -----------------
                                                                                 (In thousands)


         Under three months . . . . . . . . . . . . . . . . . . . . . . . . . .      $130,256
         Over three through six months  . . . . . . . . . . . . . . . . . . . .        52,367
         Over six through twelve months . . . . . . . . . . . . . . . . . . . .        67,877
         Over twelve months . . . . . . . . . . . . . . . . . . . . . . . . . .       109,457
                                                                                     --------

                                                                                     $359,957
                                                                                     ========

        Brokered deposits were immaterial at December 31, 1993.

Short-term Borrowings

         Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings with a maturity of less than one year, commercial paper, notes payable, treasury tax and loan accounts and other borrowings. Amounts and interest rates related to short-term borrowings for the last three years were as follows:

                                                                          1993          1992          1991
                                                                        --------      --------      --------
                                                                                (Dollars in thousands)
Federal funds purchased:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $370,026      $261,048      $103,643
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       2.96%         2.92%         3.06%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $321,023      $190,780      $125,829
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       3.00%         3.36%         5.50%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $474,245      $339,511      $129,633

Securities sold under agreements to repurchase:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $123,901      $ 65,089      $ 44,581
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       3.27%         3.49%         4.12%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $ 66,532      $ 60,931      $ 46,742
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       3.10%         3.58%         5.30%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $123,901      $112,345      $ 58,883

Federal Home Loan Bank borrowings:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $175,000      $     --      $     --
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       3.76%           --%           --%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $ 77,534      $     --      $     --
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       5.05%           --%           --%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $175,000      $     --      $     --

Commercial paper:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $     --      $    425      $  3,176
  Average interest rate at year-end . . . . . . . . . . . . . . . . .         --%         2.80%         4.76%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $    184      $  1,118      $ 10,163
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       2.85%         3.85%         6.08%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $    625      $  3,528      $ 22,026

Notes payable:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $     --      $  5,961      $  9,362
  Average interest rate at year-end . . . . . . . . . . . . . . . . .         --%         6.57%         6.97%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $  3,140      $ 10,158      $ 17,247
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       7.84%         7.98%        10.02%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $    134      $ 13,360      $ 56,635

Treasury tax and loan and other borrowings:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $ 23,002      $ 17,306      $ 26,051
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       2.75%         2.67%         3.84%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $ 18,605      $ 17,343      $ 23,770
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       2.97%         3.37%         5.57%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $ 26,092      $ 25,397      $ 27,784

Asset and Liability Management

         Interest Rate Risk: The Company manages its assets and liabilities to control the exposure of its net interest income and capital to risks associated with interest rate changes and to achieve consistent growth in net interest income. Interest rate risk is evaluated using various tools, including interest sensitivity gap and simulation analysis. From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify.

         At December 31, 1993 and 1992 interest rate swaps were as follows:

                                                                      December 31, 1993
                                              -----------------------------------------------------------------

                                                                   Weighted             Weighted Average Rate
                                                Notional            Average          --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)

Receive fixed rate . . . . . . . . . . . .      $ 51,000           29 months (1)        5.89%           3.47%
Pay fixed rate . . . . . . . . . . . . . .       200,000           10 months            3.44%           3.94%

                                                                      December 31, 1992
                                              -----------------------------------------------------------------

                                                                   Weighted             Weighted Average Rate
                                                Notional            Average          --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)

Receive fixed rate . . . . . . . . . . . .      $  1,000           52 months           10.00%           3.13%

- --------
(1)     The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

         The following table presents the Company's interest sensitivity gap position as of December 31, 1993. This table depicts the timing of the contractual maturity or repricing of most assets and liabilities at this date. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon estimates of prepayments provided by a third-party market information service. These estimates may vary depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-month category. This table does not indicate the effect the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk, prepayment risk, intra-period sensitivity, and the effect of interest rate floors and ceilings associated with certain financial instruments.

                                                             Repricing Maturity
                              --------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $1,772,016  $ 153,203  $ 243,776  $  678,264  $366,515  $   44,013    $3,257,787
  Investments and trading
   account securities . . . .  1,119,962    169,416    291,559   1,239,671    68,182      41,227     2,930,017
  Other earning assets  . . .      4,673        269      1,538         327        --          --         6,807
  Nonearning assets . . . . .         --         --         --          --        --     548,262       548,262
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $2,896,651  $ 322,888  $ 536,873  $1,918,262  $434,697  $  633,502    $6,742,873
                              ==========  =========  =========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $2,772,609  $ 375,370  $ 368,853  $  840,427  $  6,187  $  944,290    $5,307,736
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    493,927         --         --          --        --          --       493,927
  Federal Home Loan Bank
   borrowings . . . . . . . .     50,000     75,000     50,000      75,000        --          --       250,000
  Other borrowings. . . . . .     23,002         --         --          --        --          --        23,002
  Long-term debt  . . . . . .      4,482          8      4,787       4,476       236          --        13,989
  Other liabilities . . . . .         --         --         --          --        --      55,874        55,874
  Stockholders' equity  . . .         --         --         --          --        --     598,345       598,345
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $3,344,020  $ 450,378  $ 423,640  $  919,903  $  6,423  $1,598,509    $6,742,873
                              ==========  =========  =========  ==========  ========  ==========    ==========

Interest rate swaps . . . . . $  149,000  $(100,000) $      --  $  (49,000) $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . .   (298,909)  (227,490)   113,233     949,359   428,274    (964,467)           --
Cumulative adjusted
 repricing gap. . . . . . . .   (298,909)  (526,399)  (413,166)    536,193   964,467          --            --
Cumulative adjusted rate-
 sensitive assets/
 rate-sensitive liabilities .        .87        .85        .89          (*)       (*)         (*)

___________
  (*) Not meaningful.

         The Company has a negative cumulative repricing gap in the one-year horizon. Consequently, it is more sensitive to a rising rate environment which, if it occurred, would adversely impact the net interest margin. Simulation modeling has demonstrated that a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs would result in an adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates increase gradually.

         Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's strong liquidity position at December 31, 1993. The loans-to-deposits and loans-to-assets ratios averaged 55.52% and 45.19%, respectively, during 1993. During 1993, average core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 91.8% of total deposits and 74.7% of average assets.

         At December 31, 1993, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $766.9 million. At that same date, additional borrowing liquidity was also available in the form of $1.0 billion of unpledged investment securities classified as held-to-maturity which could secure short-term borrowing requirements. In addition, substantial liquidity is available from the available-for-sale securities which could secure short-term borrowings or be sold.
Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $219.6 million during the fourth quarter of 1993.

         As disclosed in Note 20 to the Consolidated Financial Statements, the Company had commitments to extend credit at December 31, 1993, including standby letters of credit of $91.4 million, commercial letters of credit of $13.7 million, unused credit card lines of $325.3 million, and other loan commitments of $1.1 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

         At December 31, 1993, total stockholders' equity was $598.3 million or 8.87% of total assets compared to $525.8 million or 8.00% of total assets at December 31, 1992. Included in total stockholders' equity at December 31, 1993 were $25.1 million in unrealized gains on available-for-sale securities recorded in connection with the Company's adoption of FAS No. 115. For 1993, total stockholders' equity averaged $550.8 million or 8.43% of average assets. The prior year average equity was $487.0 million or 8.44% of average assets.

         Banking system regulators apply two measures of capital adequacy to banking companies: the risk-based capital and leverage ratios. The risk-based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0 to 100%. Regulatory capital is then divided by risk-weighted assets to determine the risk-adjusted capital ratios. The leverage ratio supplements the risk-based capital guidelines by placing a constraint on the degree to which a banking company can leverage its equity capital, regardless of the balance sheet composition. The leverage ratio is computed by dividing Tier I capital by quarter-to-date average assets less certain intangibles.

         The following table presents the Company's risk-based capital and leverage ratios together with the required minimums. At December 31, 1993, banking system regulators had not amended the regulatory capital rules to include net unrealized gains and losses on available-for-sale securities in Tier I capital. Accordingly, the ratios in the following table exclude the $25.1 million net unrealized gain on available-for-sale securities.

                                                                                       December 31,
                                                                             -------------------------------
                                                                                 1993               1992
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  476,277         $  425,252
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,920            100,561
  Less intangible assets (1)  . . . . . . . . . . . . . . . . . . . . . .       (62,296)           (59,883)
                                                                             ----------         ----------
    Total Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . .       510,901            465,930
                                                                             ----------         ----------

Tier II capital:
  Allowance for credit losses (2) . . . . . . . . . . . . . . . . . . . .        49,259             44,188
                                                                             ----------         ----------

      Total regulatory capital. . . . . . . . . . . . . . . . . . . . . .    $  560,160         $  510,118
                                                                             ==========         ==========

Risk-weighted assets and off-balance-sheet
 commitments and contingencies  . . . . . . . . . . . . . . . . . . . . .    $3,940,574         $3,534,759
                                                                             ==========         ==========

Adjusted average assets (3) . . . . . . . . . . . . . . . . . . . . . . .    $6,717,389         $5,828,591
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               12.97%             13.18%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                14.22              14.43
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.61               7.99

___________
  (1) All intangible assets except purchased mortgage servicing rights are subtracted from capital.
  (2) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (3) Quarter-to-date average assets less all intangibles except purchased mortgage servicing rights.

         As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators. If the regulatory capital rules had been amended to include the net unrealized gain on available-for-sale securities in Tier I capital, the Company's risk-based and leverage ratios at December 31, 1993 would have been as follows:

                                                                        December 31, 1993
                                                                        -----------------


            Risk-based capital ratios:
              Tier I . . . . . . . . . . . . . . . . . . . . . . . . .       13.64
              Total. . . . . . . . . . . . . . . . . . . . . . . . . .       14.89
            Leverage ratio . . . . . . . . . . . . . . . . . . . . . .        7.98

Including the net unrealized gains and losses on available-for-sale securities in regulatory capital computations could result in more volatile regulatory capital levels. However, it is the Company's intention to simulate the estimated volatility various interest rate forecasts could have on the net unrealized gains or losses in the available-for-sale portfolio and maintain capital levels in excess of those required by the regulators including the consideration of this volatility.

         The Federal Deposit Insurance Corporation adopted final regulations under the Federal Deposit Insurance Corporation Improvement Act, effective June 16, 1992. A bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. Generally, it is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at December 31, 1993.

         For 1993, the Company's board of directors had authorized the purchase of up to 500,000 shares of the Company's common stock to be used for general corporate purposes. A separate board of directors' action in December 1993 authorized the purchase of an additional 71,518 shares to be used to acquire the minority interests in the subsidiaries of First Dodge City Bancshares, Inc., a pending 1994 acquisition. A total of 111,518 shares were purchased in 1993, 40,000 shares for general corporate purposes and 71,518 shares specifically for the pending acquisition. The purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two has been authorized for 1994.

Acquisitions

         As more fully explained in Notes 2 and 3 to the Consolidated Financial Statements, the Company completed 14 business combinations and three deposit assumption transactions during 1993 and 1992.

         Frequently, common stock is used as consideration in acquisitions so that stockholders' equity is increased as assets are acquired.
During 1993 and 1992 a total of almost 7.3 million common shares were issued in pooling-of-interests transactions increasing common equity $105.1 million. Of the four pending acquisitions represented by definitive agreements (detailed in Item 1. Business of PART I of this Annual Report on Form 10-K), two will be accounted for as poolings of interests. These transactions will result in the issuance of approximately 3.5 million shares of common stock.

         The funding for the 1993 and 1992 purchase acquisitions was primarily derived from the proceeds of the public offering of $100.0 million of depositary shares representing interests in the Company's Class A 7.00% Cumulative Convertible Preferred Stock. Funding for currently pending acquisitions will be derived from retained earnings.

         The Company continues to be engaged in an active acquisition program. Pursuant to that program, the Company is presently considering or participating in discussions concerning additional acquisitions.

Parent Company Funding Sources and Dividends

         The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to derive funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $76.3 million, $57.8 million, and $49.5 million for 1993, 1992, and 1991, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. The Comptroller's approval was required and received for the 1993 dividends. In 1994, the subsidiary banks may distribute to the parent company (in addition to their 1994 net profits) an aggregate of approximately $15.8 million in dividends without approval from regulatory agencies.

         Because of the financial strength of the parent company and the anticipated earnings capacity of both the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1994 to the extent justified by their respective financial condition and subject to the capital requirements described in the next paragraph.

         Because of the Company's intention to continue making acquisitions, it is anticipated that the Comptroller will expect the BANK IV banks to maintain the greater of a 6.0% leverage ratio or a 10.0% total risk-based capital ratio. These ratios exceed the otherwise applicable minimum regulatory requirements of a 3.0% leverage ratio and an 8.0% total risk-based capital ratio. At December 31, 1993, the BANK IV banks' aggregate capital exceeded the amount required by the greater of a 6.0% leverage or a 10.0% risk-based capital ratio by approximately $107.9 million.

         The parent company had approximately $25.1 million of cash and short-term investments at December 31, 1993. In addition, the parent company has available an unused $35.0 million committed line of credit from an unaffiliated bank to be used for general corporate purposes. The parent company has a term loan outstanding from an unaffiliated bank in the amount of $13.1 million at December 31, 1993. This note bears interest at 8.6% and matures in March 1995. Principal payments of approximately $4.4 million are payable semiannually on the last day of March and September. The borrowing agreements subject the Company to certain restrictions and covenants related to, among others, tangible net worth and the maintenance of specific ratios related to leverage, funded debt, total indebtedness, nonperforming loans, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under both of these agreements.

Recently Issued Accounting Standards

         In May 1993, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 114 which could have an effect on the Company in 1994 and after. FAS No. 114 addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The Statement requires that, when evaluating the need for an allowance for credit losses on impaired loans that are within the scope of this Statement, the loss accrual be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. This Statement is effective for fiscal years beginning after December 15, 1994. The Company has not completed the analyses required to estimate the impact of FAS 114; however, the Company does not believe the adoption of the new rules will have an adverse effect on its financial condition.

Effects of Inflation and Changing Prices

         Virtually all assets and liabilities of a banking organization are monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Changes in interest rates are the greatest determinant of bank earnings. However, interest rates do not necessarily move in the same direction or with the same magnitude as prices of other goods and services. A financial institution can respond to changes in interest rates by matching the maturities and costs of its liabilities against its interest earning assets. How well the institution copes with changing interest rates may then be determined by examining its net yield on earning assets and analyzing its asset and liability structure. Accordingly, reference to the various supplementary schedules shown elsewhere in this report will assist in the understanding of how the Company is positioned to react to changing interest rates and inflationary trends.

Quarterly Financial Data (Unaudited)

                                                                                     1993
                                                                ----------------------------------------------
                                                                  4th          3rd          2nd          1st
                                                                -------      -------      -------      -------
                                                                (Dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income . . . . . . . . . . . . . . . . . . . . .    $109,950     $111,465     $108,047     $104,005
  Interest expense. . . . . . . . . . . . . . . . . . . . .      43,683       45,857       44,218       41,743
                                                               --------     --------     --------     --------
  Net interest income . . . . . . . . . . . . . . . . . . .      66,267       65,608       63,829       62,262
  Provision for credit losses . . . . . . . . . . . . . . .         540          425        2,885        3,206
                                                               --------     --------     --------     --------
  Net interest income after provision for credit losses . .      65,727       65,183       60,944       59,056
  Investment securities gains . . . . . . . . . . . . . . .         262          168          133          748
  Other noninterest income. . . . . . . . . . . . . . . . .      23,326       21,860       20,820       21,786
  Noninterest expense . . . . . . . . . . . . . . . . . . .     (61,233)     (66,043)     (62,535)     (63,175)
                                                               --------     --------     --------     --------
  Income before income taxes and cumulative
   effect of a change in accounting principle . . . . . . .      28,082       21,168       19,362       18,415
  Income tax expense. . . . . . . . . . . . . . . . . . . .       7,900        4,816        4,396        4,733
                                                               --------     --------     --------     --------
  Income before cumulative effect
   of a change in accounting principle. . . . . . . . . . .      20,182       16,352       14,966       13,682
  Cumulative effect of a change in accounting principle . .          --           --           (5)      10,514
                                                               --------     --------     --------     --------
  Net income. . . . . . . . . . . . . . . . . . . . . . . .    $ 20,182     $ 16,352     $ 14,961     $ 24,196
                                                               ========     ========     ========     ========
  Net income applicable to common
   and common equivalent shares . . . . . . . . . . . . . .    $ 18,432     $ 14,602     $ 13,211     $ 22,446
                                                               ========     ========     ========     ========
Per Common Share Data:
  Earnings per common and common equivalent share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . .    $    .71     $    .57     $    .51     $    .88
    Fully diluted . . . . . . . . . . . . . . . . . . . . .         .68          .55          .50          .81
  Common dividend . . . . . . . . . . . . . . . . . . . . .         .26          .24          .24          .24
  Book value (period-end) . . . . . . . . . . . . . . . . .       18.83        17.91        17.70        17.37
  Market value (period-end) bid . . . . . . . . . . . . . .      28 3/4       29 3/4       30 1/4       30 3/4
  Market value (bid):
    High  . . . . . . . . . . . . . . . . . . . . . . . . .    $     30     $     31     $ 30 3/4     $     31
    Low . . . . . . . . . . . . . . . . . . . . . . . . . .      25 3/4       28 1/2       26 3/4       28 1/2
As Previously Reported:
  Net interest income . . . . . . . . . . . . . . . . . . .    $ 66,267     $ 61,851     $ 54,422     $ 51,915
  Net income. . . . . . . . . . . . . . . . . . . . . . . .      20,182       18,795       17,032       22,152
  Net income applicable to common
   and common equivalent shares . . . . . . . . . . . . . .      18,432       17,045       15,281       20,402
  Fully diluted earnings per common share . . . . . . . . .         .68          .67          .65          .86

                                                                                     1992
                                                                ----------------------------------------------
                                                                  4th          3rd          2nd          1st
                                                                -------      -------      -------      -------
                                                                (Dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income . . . . . . . . . . . . . . . . . . . . .    $104,147     $106,849     $107,599     $108,524
  Interest expense. . . . . . . . . . . . . . . . . . . . .      42,332       46,222       50,126       53,717
                                                               --------     --------     --------     --------
  Net interest income . . . . . . . . . . . . . . . . . . .      61,815       60,627       57,473       54,807
  Provision for credit losses . . . . . . . . . . . . . . .       5,418        4,124        5,307        6,494
                                                               --------     --------     --------     --------
  Net interest income after provision for credit losses . .      56,397       56,503       52,166       48,313
  Investment securities gains . . . . . . . . . . . . . . .         884          559          224          853
  Other noninterest income. . . . . . . . . . . . . . . . .      20,288       20,464       20,811       18,931
  Noninterest expense . . . . . . . . . . . . . . . . . . .     (60,488)     (54,009)     (51,005)     (51,424)
                                                               --------     --------     --------     --------
  Income before income taxes and cumulative
   effect of a change in accounting principle . . . . . . .      17,081       23,517       22,196       16,673
  Income tax expense. . . . . . . . . . . . . . . . . . . .       4,917        5,267        4,446        3,904
                                                               --------     --------     --------     --------
  Income before cumulative effect
   of a change in accounting principle. . . . . . . . . . .      12,164       18,250       17,750       12,769
  Cumulative effect of a change in accounting principle . .          --           --           --        2,373
                                                               --------     --------     --------     --------

  Net income. . . . . . . . . . . . . . . . . . . . . . . .    $ 12,164     $ 18,250     $ 17,750     $ 15,142
                                                               ========     ========     ========     ========
  Net income applicable to common
   and common equivalent shares . . . . . . . . . . . . . .    $ 10,414     $ 16,500     $ 16,000     $ 14,441
                                                               ========     ========     ========     ========
Per Common Share Data:
  Earnings per common share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . .    $    .41     $    .65     $    .63     $    .58
    Fully diluted . . . . . . . . . . . . . . . . . . . . .         .41          .62          .60          .56
  Common dividend . . . . . . . . . . . . . . . . . . . . .         .22          .22          .22          .22
  Book value (period-end) . . . . . . . . . . . . . . . . .       16.74        16.53        16.06        15.59
  Market value (period-end) bid . . . . . . . . . . . . . .          29       25 1/4       24 1/2       26 1/4
  Market value (bid):
    High. . . . . . . . . . . . . . . . . . . . . . . . . .    $     31     $ 26 3/4     $ 27 3/4     $ 26 1/4
    Low . . . . . . . . . . . . . . . . . . . . . . . . . .      24 1/2       23 3/4       24 1/4       22 1/2
As Previously Reported:
  Net interest income . . . . . . . . . . . . . . . . . . .    $ 50,423     $ 56,909     $ 48,731     $ 45,137
  Net income. . . . . . . . . . . . . . . . . . . . . . . .      12,360       17,481       15,236       10,460
  Net income applicable to common
   and common equivalent shares . . . . . . . . . . . . . .      10,610       15,731       13,486        9,759
  Fully diluted earnings per common share . . . . . . . . .         .49          .63          .58          .44

         The quarterly price range of the Company's common stock is the closing bid price, as reported by the NASDAQ national market system. Such over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.

         Information for previously reported quarters has been restated to reflect acquisitions accounted for as poolings of interests.







                                     EXHIBITS INDEX


        Exhibit
          No.                                     Description
        -------
         3.01          -        Restated Articles of Incorporation and
                                amendments (Exhibit 3.01 to Form 10-Q for the
                                quarter ended June 30, 1992, previously filed
                                by Registrant).*
         3.02          -        Certificate of Designation (Exhibit 3.02 to
                                Form 10-K for year ended December 31, 1991,
                                previously filed by Registrant (the "1991 10-
                                K")).*
         3.03          -        Form of Deposit Agreement (Exhibit 3.03 to
                                1991 10-K).*
         3.04          -        Form of Depositary Receipt (Exhibit 3.04 to
                                1991 10-K).*
         3.05          -        Bylaws.
        10.01          -        Amended and Restated Fourth Financial
                                Corporation 1981 Incentive Stock Option Plan
                                (Exhibit 4(a) to Post-Effective Amendment
                                No. 2 to Form S-8, Regis. No. 2-80907,
                                previously filed by Registrant).*
        10.02          -        Amended and Restated Fourth Financial
                                Corporation 1986 Incentive Stock Option Plan
                                (Exhibit 10.02 to Form 10-K for the year ended
                                December 31, 1990, previously filed by
                                Registrant).*
        10.03          -        Revolving Credit and Term Loan Agreement,
                                dated as of July 1, 1987, between Chemical
                                Bank and Registrant (Exhibit 10.04 to Form 10-
                                K for the year ended December 31, 1987,
                                previously filed by Registrant).*
        10.04          -        First Amendment dated as of July 1, 1989, to
                                Revolving Credit and Term Loan Agreement
                                (Exhibit 10.04 to Form 10-K for the year ended
                                December 31, 1989, previously filed by
                                Registrant).*
        10.05          -        Second Amendment dated as of November 15,
                                1989, to Revolving Credit and Term Loan
                                Agreement (Exhibit 10.05 to Form 10-K for the
                                year ended December 31, 1989, previously filed
                                by Registrant).*
        10.06          -        Third Amendment, dated as of March 29, 1991,
                                to Revolving Credit and Term Loan Agreement
                                (Exhibit 10.06 to 1991 10-K).*
        10.07          -        Fourth Financial Corporation 1993 Employee
                                Stock Purchase Plan.
        10.08          -        Fourth Financial Corporation 1993 Incentive
                                Stock Option Plan.
        10.09          -        Fourth Financial Corporation Amended and
                                Restated Non-Employee Directors Deferred Fee
                                Plan.
        10.10          -        Fourth Financial Corporation Non-Employee
                                Directors Stock Option Plan.
        10.11          -        Agreement and Plan of Reorganization, dated as
                                of October 12, 1993, between Fourth Financial
                                Corporation and Great Southern Bancorp, Inc.
                                (Exhibit 2.1 to Form 8-K, dated October 12,
                                1993).*
        10.12          -        Stock Purchase Agreement, dated as of January
                                31, 1994, between BANK IV Kansas, National
                                Association, and Emprise Financial
                                Corporation.
        10.13          -        Agreement and Plan of Reorganization, dated as
                                of February 2, 1994, among Fourth Financial
                                Corporation, First Dodge City Bancshares,
                                Inc., First National Bancshares of Dodge City,
                                Inc., Metro Bancshares, Inc., Metro Bank of
                                Broken Arrow, First National Bank and Trust
                                Company in Dodge City, and the stockholders of
                                First Dodge City Bancshares, Inc.
        10.14          -        Stock Purchase Agreement, dated as of February
                                9, 1994, among Fourth Financial Corporation,
                                LSB Industries, and Prime Financial
                                Corporation.
        10.15          -        $35,000,000 line of credit agreement, dated as
                                of June 21, 1993, between Fourth Financial
                                Corporation and Continental Bank N.A.
        22             -        Subsidiaries of Registrant.
        24.01          -        Consent of Ernst & Young.
        24.02          -        Consent of Arthur Andersen & Co.
        24.03          -        Consent of Sartain Fischbein & Co.
        24.04          -        Consent of GRA, Thompson, White & Co, P.A.
        24.05          -        Consent of Grant Thornton.
        24.06          -        Consent of Deloitte & Touche.

        Exhibits 10.01, 10.02, 10.07, 10.08, 10.09, 10.10, and 10.13 are
compensation plans required to be filed as exhibits pursuant to
Item 14(c).
___________

* Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.