Form 10-K/A
period 1992-12-31
FOURTH FINANCIAL CORP
filed 1994-05-05
CIK 38475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                  _______________
                                    FORM 10-K/A
(Mark One)
     _X_            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1992
                                        OR
     ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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

    Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $5
                     --------------------------
                         (Title of Class)

Depositary Shares, each representing a 1/16th interest in a share of
Class A 7%   Cumulative Convertible Preferred Stock, Par Value $100 per
share, Liquidation Preference $400.00 per share (equivalent to $25.00 per Depositary Share)
                          (Title of Class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 1, 1993, the aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant was approximately $541,000,000. Such value was computed by reference to the reported last sales price of such stock on March 1, 1993. At March 1, 1993,
22,359,766 shares of Common Stock, par value $5 per share, were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the April 21, 1993 Annual Meeting of Stockholders of Registrant (the "1993 Proxy Statement") to be filed pursuant to Regulation 14c are incorporated by reference into
Part III of this report.


                             PART II

Item 8. Financial Statements and Supplementary Data (as amended May 5, 1994, to amend Report of Independent Auditors and add Reports of Other Auditors).

     Set forth below are the consolidated financial statements of Registrant and its subsidiaries, appearing on pages A-2 through A-32 of the attached Appendix, which are hereby incorporated by reference:

                  a.  Consolidated Statements of Condition

                  b.  Consolidated Statements of Income

                  c.  Consolidated Statements of Changes in Stockholders'
                      Equity

                  d.  Consolidated Statements of Cash Flows

                  e.  Notes to Consolidated Financial Statements

                  f.  Report of Independent Auditors

                  g.  Reports of Other Auditors

     The information required by Item 302 of Regulation S-K, contained on pages A-58 and A-59 of the attached Appendix under the caption
"Quarterly Financial Data," is hereby incorporated by reference.




                                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (as amended May 5, 1994, to amend
          Exhibit 24 (now 24.01) and to add Exhibits 24.02, 24.03 and 24.04).

          (a)  The following documents are filed as part of this report:

          (1) Financial Statements: the financial statements, notes, and independent auditor's report described in Item 8 to which reference is hereby made.

          (2)  Financial Statement Schedules:  None.

          (3)  Exhibits:  The following exhibits.

          Exhibit
            No.                                      Description

      3.01  - Restated Articles of Incorporation and amendments
              (Exhibit 3.01 to Form 10-Q for the quarter ended June 30, 1992, previously filed by Registrant).*

      3.02 - Certificate of Designation (Exhibit 3.02 to Form 10-K for year ended December 31, 1991, previously filed by Registrant (the "1991 10-K").*

      3.03  - Form of Deposit Agreement (Exhibit 3.03 to 1991 10-K).*

      3.04  - Form of Depositary Receipt (Exhibit 3.04 to 1991 10-K).*

      3.05 - Bylaws (Exhibit 3.04 to Form 10-K for the year ended December 31, 1988, previously filed by Registrant).*

     10.01 - Amended and Restated Fourth Financial Corporation 1981 Incentive Stock Option Plan (Exhibit 4(a) to Post-
              Effective Amendment No. 2 to Form S-8, Regis. No.
              2-80907, previously filed by Registrant).*

     10.02 - Amended and Restated Fourth Financial Corporation 1986 Incentive Stock Option Plan (Exhibit 10.02 to Form 10-K for the year ended December 31, 1990, previously filed by Registrant).*

     10.03 - Revolving Credit and Term Loan Agreement, dated as of July 1, 1987, between Chemical Bank and Registrant
              (Exhibit 10.04 to Form 10-K for the year ended December 31, 1987, previously filed by Registrant).*

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

     10.06 - Third Amendment, dated as of March 29, 1991, to Revolving Credit and Term Loan Agreement (Exhibit 10.06 to 1991 10-K).*

     10.07 - Fourth Financial Corporation 1988 Employee Stock Purchase Plan (revised January 23, 1992) (Exhibit 10.07 to 1991 10-K).*

     10.08 - Stock Purchase Agreement, dated as of December 22, 1992, between Registrant and stockholders of Bancshares of Woodward, Inc.

     10.09 - Stock Purchase Agreement, dated as of December 11, 1992, between Registrant and stockholders of Guaranty
              Bancorporation.

     10.10 - Stock Purchase Agreement, dated as of January 13, 1993, between Registrant and certain stockholders of F&M Bank Services, Inc.

     10.11 - Agreement and Plan of Reorganization, dated as of January 18, 1993, among Registrant, Nichols Hills Bancorporation, Inc., and certain stockholders of Nichols Hills
              Bancorporation, Inc.

     10.12 - $35,000,000 Credit Agreement, dated as of March 22, 1991, between Fourth Financial Corporation and Continental Bank N.A., and amended May 28, 1991, March 13, 1992, and April 2, 1992.

     10.13  - Fourth Financial Corporation Amended and Restated
              Directors' Deferred Fee Plan, as of December 2, 1992.

     22     - Subsidiaries of Registrant.

     24.01  - Consent of Ernst & Young.

     24.02  - Consent of Arthur Andersen & Co.

     24.03  - Consent of Grant Thornton.

     24.04  - Consent of Deloitte & Touche.

- - --------------------

*Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part thereof.

         (b)  Reports on Form 8-K

         During the last quarter of the period covered by this report Registrant filed a Form 8-K, dated November 12, 1992, in which it reported under Item 5 its unaudited selected consolidated operating results for the ten-month periods ended October 31, 1992 and 1991.




                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FOURTH FINANCIAL CORPORATION


                              By:      /s/ Darrell G. Knudson
                                  ---------------------------------
                                           Darrell G. Knudson
                                          Chairman of the Board

Date:  May 5, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacity and on the dates indicated below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


          Signature                      Title                      Date
          ---------                     -------                    ------


  /s/ DARRELL G. KNUDSON           Chairman of the Board       May 5, 1994
- - ---------------------------
      Darrell G. Knudson      (Principal Executive Officer)


  /s/ MICHAEL J. SHONKA           Senior Vice President        May 5, 1994
- - ---------------------------
      Michael J. Shonka        (Principal Financial Officer)


  /s/ BARBARA M. NOYES          Vice President and Controller  May 5, 1994
- - ---------------------------
      Barbara M. Noyes


  /s/ LIONEL D. ALFORD                  Director               May 5, 1994
- - ---------------------------
      Lionel D. Alford


  /s/ THOMAS R. CLEVENGER               Director               May 5, 1994
- - ---------------------------
      Thomas R. Clevenger


  /s/ JORDAN L. HAINES                  Director               May 5, 1994
- - ---------------------------
      Jordan L. Haines


                                        Director               May 5, 1994
- - ---------------------------
      Lawrence M. Jones


                                        Director               May 5, 1994
- - ---------------------------
      Joseph M. Klein


  /s/ DARRELL G. KNUDSON                Director               May 5, 1994
- - ---------------------------
      Darrell G. Knudson


  /s/ RUSSELL W. MEYER, JR.             Director               May 5, 1994
- - ---------------------------
      Russell W. Meyer, Jr.


                                        Director               May 5, 1994
- - ---------------------------
      Fred L. Merrill, Sr.


                                        Director               May 5, 1994
- - ---------------------------
      Laird G. Noller


  /s/ PATRICK E. O'SHAUGHNESSY          Director               May 5, 1994
- - ---------------------------
      Patrick E. O'Shaughnessy


                                        Director               May 5, 1994
- - ---------------------------
      Robert F. Vickers


  /s/ KEN WAGNON                        Director               May 5, 1994
- - ---------------------------
      Ken Wagnon



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

Consolidated Statements of Changes in Stockholders' Equity. . .

Consolidated Statements of Cash Flows . . . . . . . . . . . . .

Notes to Consolidated Financial Statements  . . . . . . . . . .

Report of Independent Auditors. . . . . . . . . . . . . . . . .

Reports of Other Auditors . . . . . . . . . . . . . . . . . . .

Report of Audit Committee . . . . . . . . . . . . . . . . . . .

Report of Management  . . . . . . . . . . . . . . . . . . . . .

Selected Consolidated Financial Data  . . . . . . . . . . . . .

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . .







                                                               FOURTH FINANCIAL CORPORATION
                                                          CONSOLIDATED STATEMENTS OF CONDITION


                                                                                             December 31,
                                                                                      -------------------------
                                                                                          1992          1991
                                                                                      -----------   -----------
                                                                                        (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  352,219     $  337,924
  Interest-bearing deposits in other financial institutions . . . . . . . . . . . .          902          1,171
  Investment securities (Market value-$2,396,748 and $1,919,146)  . . . . . . . . .    2,355,989      1,852,148
  Trading account securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,524          2,646
  Federal funds sold and securities purchased under agreements to resell  . . . . .      151,180        149,735
  Loans and leases:
    Total loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,228,887      2,288,195
    Allowance for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . .      (60,498)       (57,459)
                                                                                      ----------     ----------
      Net loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,168,389      2,230,736
  Bank premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      103,644         98,560
  Income receivable and other assets  . . . . . . . . . . . . . . . . . . . . . . .      416,466        101,638
  Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,124         44,831
                                                                                      ----------     ----------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $5,613,437     $4,819,389
                                                                                      ==========     ==========
Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  882,400     $  719,380
    Interest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,628,611      3,461,693
                                                                                      ----------     ----------
      Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,511,011      4,181,073
  Federal funds purchased and securities sold under agreements to repurchase  . . .      318,735        134,815
  Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,731         35,443
  Accrued interest, taxes, and other liabilities  . . . . . . . . . . . . . . . . .      279,409         96,166
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,457         37,050
                                                                                      ----------     ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,149,343      4,484,547
                                                                                      ----------     ----------
  Stockholders' Equity:
    Class A cumulative convertible preferred stock, par value $100 per share
      Authorized:  250,000 shares
      Issued:  250,000 shares at December 31, 1992 (at liquidation preference). . .      100,000             --
    Class B preferred stock, no par value
      Authorized: 5,000,000 shares. . . . . . . . . . . . . . . . . . . . . . . . .           --             --
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  1992 - 21,894,702 shares
               1991 - 21,632,238 shares . . . . . . . . . . . . . . . . . . . . . .      109,474        108,161
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       82,522         83,680
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      173,167        144,052
    Less: Stock option loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,069)        (1,051)
                                                                                      ----------     ----------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .      464,094        334,842
                                                                                      ----------     ----------
        Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . .   $5,613,437     $4,819,389
                                                                                      ==========     ==========







                                        The accompanying notes are an integral part of the financial statements.

FOURTH FINANCIAL CORPORATION

                                                            CONSOLIDATED STATEMENTS OF INCOME



                                                                                    Year Ended December 31,
                                                                              ----------------------------------
                                                                                1992         1991         1990
                                                                              --------     --------     --------
                                                                                    (Dollars in thousands,
                                                                                   except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . . . . . . . . . . . . . . . . .    $203,622     $252,953     $259,036
  Interest on short-term investments . . . . . . . . . . . . . . . . . . .       2,498       12,129       26,670
  Interest and dividends on investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     125,583      118,758       84,703
    Tax-preferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,856       25,234       28,033
  Interest and dividends on trading account securities . . . . . . . . . .         138          200          358
                                                                              --------     --------     --------
      Total interest income. . . . . . . . . . . . . . . . . . . . . . . .     352,697      409,274      398,800
                                                                              --------     --------     --------
Interest Expense:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . . .     149,298      218,989      227,706
  Interest on short-term borrowings. . . . . . . . . . . . . . . . . . . .       9,211       12,382       20,848
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . .       2,705        3,121        1,130
                                                                              --------     --------     --------
      Total interest expense . . . . . . . . . . . . . . . . . . . . . . .     161,214      234,492      249,684
                                                                              --------     --------     --------
Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     191,483      174,782      149,116
  Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . .      15,542       34,497       43,510
                                                                              --------     --------     --------
Net Interest Income After Provision For Credit Losses. . . . . . . . . . .     175,941      140,285      105,606
                                                                              --------     --------     --------
Non-Interest Income:
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,520       16,428       13,575
  Service charges on deposit accounts. . . . . . . . . . . . . . . . . . .      21,173       18,369       15,739
  Bank card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,470       13,879       13,130
  Investment securities gains. . . . . . . . . . . . . . . . . . . . . . .       1,521        3,216        2,541
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,872       19,494       14,390
                                                                              --------     --------     --------
      Total non-interest income. . . . . . . . . . . . . . . . . . . . . .      72,556       71,386       59,375
                                                                              --------     --------     --------
Non-Interest Expense:
  Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . .      82,471       78,743       70,743
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . .      16,598       15,811       14,432
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,066       11,134       10,061
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,693        9,347        4,708
  Bank card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,972        6,989        6,963
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . . .       5,263        4,937        3,551
  Restructuring charge . . . . . . . . . . . . . . . . . . . . . . . . . .       5,517        6,997           --
  Net costs of operation of other real estate and nonperforming assets . .       1,149        4,011        8,698
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,656       40,876       38,520
                                                                              --------     --------     --------
      Total non-interest expense . . . . . . . . . . . . . . . . . . . . .     180,385      178,845      157,676
                                                                              --------     --------     --------
Income Before Income Taxes and Extraordinary Item. . . . . . . . . . . . .      68,112       32,826        7,305
  Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,925        7,506        4,968
                                                                              --------     --------     --------
Income Before Extraordinary Item . . . . . . . . . . . . . . . . . . . . .      53,187       25,320        2,337
  Extraordinary item - gain on extinguishment of debt. . . . . . . . . . .          --           --        3,626
                                                                              --------     --------     --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 53,187     $ 25,320     $  5,963
                                                                              ========     ========     ========
Net Income Applicable to Common Stock  . . . . . . . . . . . . . . . . . .    $ 47,236     $ 25,320     $  5,963
                                                                              ========     ========     ========
Primary Earnings Per Common Share:
  Net income applicable to common stock before extraordinary item. . . . .       $2.17        $1.18        $ .12
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          .19
  Net income applicable to common stock. . . . . . . . . . . . . . . . . .        2.17         1.18          .31

Fully Diluted Earnings Per Common Share:
  Income before extraordinary item . . . . . . . . . . . . . . . . . . . .        2.16         1.18          .12
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          .19
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2.16         1.18          .31

Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .         .88          .88          .88

                                        The accompanying notes are an integral part of the financial statements.

                                                           FOURTH FINANCIAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         Preferred Stock     Common Stock                       Treasury Stock
                        ----------------  ------------------                    --------------   Stock
                                                              Capital Retained                   Option
                         Shares  Amount     Shares    Amount  Surplus Earnings  Shares   Amount  Loans    Total
                        ------- --------  ----------  ------  ------- --------  -------  ------  ------  --------
                                                           (Dollars in thousands)
Balance, December 31,
 1989
  As originally
   reported . . . . . .      -- $     --  17,778,875 $ 88,894 $55,292 $127,533       --  $  --  $  (655) $271,064
  Adjustment for
   poolings-
   of-interests . . . .  34,804    6,100   1,487,641    7,438   5,927   17,767       --     --       --    37,232
                        ------- --------  ---------- -------- ------- --------  -------  -----  -------  --------
    Adjusted balance. .  34,804    6,100  19,266,516   96,332  61,219  145,300       --     --     (655)  308,296
  Net income. . . . . .      --       --          --       --      --    5,963       --     --       --     5,963
  Purchase of stock
   for treasury . . . .      --       --          --       --      --       -- (236,556)(4,468)      --    (4,468)
  Issuance of common
   stock under stock
   option plans . . . .      --       --     129,485      648   1,127       --   11,462    241       --     2,016
  Issuance of common
   stock for
   acquisitions . . . .      --       --     734,802    3,674  10,772       --  225,094  4,227       --    18,673
  Cash dividends:
    Common stock. . . .      --       --          --       --      --  (15,840)      --     --       --   (15,840)
    Pooled companies. .      --       --          --       --      --     (175)      --     --       --      (175)
  Net change in stock
   option loans . . . .      --       --          --       --      --       --       --     --      (50)      (50)
  Capital transactions
   of pooled companies. (34,804)  (6,100)  1,354,113    6,771   9,419       --       --     --       --    10,090
                        ------- --------  ---------- -------- ------- --------  -------  -----  -------  --------
Balance, December 31,
 1990 . . . . . . . . .      --       --  21,484,916  107,425  82,537  135,248       --     --     (705)  324,505
  Net income. . . . . .      --       --          --       --      --   25,320       --     --       --    25,320
  Purchase of stock
   for treasury . . . .      --       --          --       --      --       --  (40,000)  (697)      --      (697)
  Issuance of common
   stock under stock
   option plans . . . .      --       --     147,322      736     835       --   40,000    697       --     2,268
  Cash dividends:
    Common stock  . . .      --       --          --       --      --  (16,434)      --     --       --   (16,434)
    Pooled companies. .      --       --          --       --      --      (82)      --     --       --       (82)
  Net change in stock
   option loans . . . .      --       --          --       --      --       --       --     --     (346)     (346)
  Capital transactions
   of pooled companies.      --       --          --       --     308       --       --     --       --       308
                        ------- --------  ---------- -------- ------- --------  -------  -----  -------  --------
Balance, December 31,
 1991 . . . . . . . . .      --       --  21,632,238  108,161  83,680  144,052       --     --   (1,051)  334,842
  Net income. . . . . .      --       --          --       --      --   53,187       --     --       --    53,187
  Issuance of
   preferred stock. . . 250,000  100,000          --       --  (3,080)      --       --     --       --    96,920
  Issuance of common
   stock under stock
   option plans . . . .      --       --     162,516      813   1,657       --       --     --       --     2,470
  Cash dividends:
    Preferred stock . .      --       --          --       --      --   (5,951)      --     --       --    (5,951)
    Common stock  . . .      --       --          --       --      --  (16,768)      --     --       --   (16,768)
    Pooled companies. .      --       --          --       --      --   (1,353)      --     --       --    (1,353)
  Net change in stock
   option loans . . . .      --       --          --       --      --       --       --     --      (18)      (18)
  Capital transactions
   of pooled companies.      --       --      99,948      500     265       --       --     --       --       765
                        ------- --------  ---------- -------- ------- --------  -------  -----  -------  --------
Balance, December 31,
 1992 . . . . . . . . . 250,000 $100,000  21,894,702 $109,474 $82,522 $173,167       --  $  --  $(1,069) $464,094
                        ======= ========  ========== ======== ======= ========  =======  =====  =======  ========

The accompanying notes are an integral part of the financial statements.

                                                         FOURTH FINANCIAL CORPORATION
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                             ----------------------------------
                                                                                1992        1991        1990
                                                                             ----------  ----------  ----------
Increase (Decrease) in Cash and Due from Banks                                         (In thousands)
 Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   53,187   $ 25,320   $  5,963
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .     15,542     34,497     43,510
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .     17,697     16,489     13,983
    Accretion of discounts on investment securities, net of
     amortization of premiums. . . . . . . . . . . . . . . . . . . . . . . .      8,084        (48)    (1,821)
    Provision for security losses. . . . . . . . . . . . . . . . . . . . . .         --      1,491      2,461
    Write-down of other real estate owned  . . . . . . . . . . . . . . . . .      2,645      3,495      6,348
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .     (2,030)    (4,367)    (3,202)
    Investment securities gains  . . . . . . . . . . . . . . . . . . . . . .     (1,521)    (3,216)    (2,541)
    Gain on sales of credit card loans . . . . . . . . . . . . . . . . . . .       (169)    (3,226)      (605)
    Gain on sales of other assets. . . . . . . . . . . . . . . . . . . . . .     (3,093)      (512)      (757)
    Gain on extinguishment of debt . . . . . . . . . . . . . . . . . . . . .         --         --     (3,626)
    Change in assets and liabilities, net of effects from purchase of acquired entities:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (875)     1,523      3,631
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . .         --     (1,158)       994
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (30,449)    42,760    (58,936)
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,981     44,691    (18,844)
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . .      2,751      9,972     (8,274)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,791)    (6,289)    (7,231)
                                                                             ----------   --------   --------
        Net cash provided by (used in) operating activities. . . . . . . . .     70,959    161,422    (28,947)
                                                                             ----------   --------   --------
Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired. . . . . . . . . . . . . . . . . .     (7,662)    (2,280)     6,872
  Purchase of consumer loans . . . . . . . . . . . . . . . . . . . . . . . .    (60,751)        --         --
  Proceeds from sales of investment securities . . . . . . . . . . . . . . .     28,876    142,662    174,446
  Proceeds from maturities and prepayments of investment securities. . . . .    881,717  1,313,063    399,777
  Purchases of investment securities . . . . . . . . . . . . . . . . . . . . (1,204,929)(1,840,367)  (973,864)
  Purchases of mortgage servicing rights . . . . . . . . . . . . . . . . . .     (1,247)       (28)    (4,474)
  Proceeds from sale of credit card loans  . . . . . . . . . . . . . . . . .      4,038     25,473      9,243
  Proceeds from sales of other assets. . . . . . . . . . . . . . . . . . . .     22,378     31,624     17,104
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . .    (14,034)   (11,507)   (19,930)
  Change in assets and liabilities, net of effects from purchase of acquired entities:
    Interest-bearing deposits in other financial institutions. . . . . . . .        269        780      2,435
    Federal funds sold and securities purchased under agreements to resell .      5,605    244,010     41,457
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . .    165,477    196,167    (51,416)
                                                                             ----------   --------   --------
        Net cash provided by (used in) investing activities. . . . . . . . .   (180,263)    99,597   (398,350)
                                                                             ----------   --------   --------
Cash Flows From Financing Activities:
  Transfers from the Resolution Trust Corporation associated with the assumptions of savings and loan association net liabilities, less
   premiums paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46,413    187,461    615,795
  Other transfer associated with the assumption of deposits,
   net of premium paid . . . . . . . . . . . . . . . . . . . . . . . . . . .     28,998         --         --
  Transfers of net liabilities associated with the sale of savings
   and loan association branches . . . . . . . . . . . . . . . . . . . . . .         --         --    (53,684)
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .    (14,822)    (8,837)    (4,051)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . .         --     35,000         --
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . .         --       (697)    (4,468)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . .    (16,768)   (16,434)   (15,840)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . .     (5,368)        --         --
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . .      2,470      2,268      2,016
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . .        (18)      (346)       (50)
  Proceeds from issuance of preferred stock, net of offering costs . . . . .     96,920         --         --
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . .       (646)       226      9,855
  Change in liabilities, net of effects from purchase of acquired entities:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (179,833)  (353,532)  (118,050)
    Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .    166,253   (131,850)    37,336
                                                                             ----------   --------   --------
        Net cash provided by (used in) financing activities. . . . . . . . .    123,599   (286,741)   468,859
                                                                             ----------   --------   --------
Increase (decrease) in cash and due from banks . . . . . . . . . . . . . . .     14,295    (25,722)    41,562
Cash and due from banks at beginning of year . . . . . . . . . . . . . . . .    337,924    363,646    322,084
                                                                             ----------   --------   --------
Cash and due from banks at end of year . . . . . . . . . . . . . . . . . . . $  352,219   $337,924   $363,646
                                                                             ==========   ========   ========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  167,434   $240,821   $256,990
                                                                             ==========   ========   ========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   17,281   $ 12,566   $  7,633
                                                                             ==========   ========   ========

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

     The consolidated financial statements for prior years have been restated to reflect the poolings-of-interests of KNB Bancshares, Inc. ("KNB"), Mission Hills Bancshares, Inc. ("MHB"), United Bank of Kansas, Inc. ("UBK"), and Fourth National Corporation ("FNC"). Certain reclassifications of previously reported amounts have been made to conform with current year presentation format.

Investment and Trading Account Securities

     Management determines the appropriate classification of securities at the time of purchase. Securities are classified as "Investment securities" when management has the intent and the Company has the ability at the time of purchase to hold the securities on a long-term basis. Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, both computed on the constant yield method. The prepayment history of each mortgage-backed security pool is used to recalculate the yield used to amortize and accrete the premium and discount on these securities. The principal purpose of the investment portfolio is to generate income without taking undue risk. Normal operations do not require the sale of investment securities for liquidity.

     Securities that at the time of purchase are deemed to be available for sale for the implementation of asset and liability management strategies, anticipated liquidity needs, additional capital requirements, and other purposes are classified as "Held for sale." Securities in the held-for-sale category are accounted for at the lower of cost or market value. At December 31, 1992 and 1991 there were no securities classified as held for sale.

     Securities held for sale to customers and in anticipation of short-term market movements are classified as "Trading account securities." Securities held in the trading account are stated at market value.

     Gains or losses on investment securities are reported as a separate component of non-interest income. Net gains or losses on the sale of securities held for sale and trading account securities, including adjustments to market value, are part of normal operations and are reflected in "Other non-interest income." The specific identification method is used to determine the cost of securities sold.

Loans and Leases

     Loans are reported at the principal amount outstanding, net of unearned discount. Interest income on loans is accrued based on the unpaid principal and the applicable rate. Interest on discounted loans and leases is generally accrued on a basis approximating a level yield over the terms of the loans or leases.

     Loans held for sale are stated at market value. Net gains or losses on the sale of these loans, including adjustments to market value, are part of normal operations and are reflected in "Other non-interest income." The specific identification method is used to determine the cost of loans sold.

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

Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures in accordance with Financial Accounting Standard ("FAS") 107, "Disclosures About Fair Value of Financial Instruments." Because there is no market for many of these financial instruments, the Company has no basis to determine whether these estimated fair values would be indicative of the value that could be obtained in an arms-length sale.

                 Cash and due from banks: The carrying amounts reported in the consolidated statements of condition for cash and due from banks approximate those assets' fair values.

                 Interest-bearing deposits in other financial institutions:
          Fair values of $957,000 for these fixed-rate certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar maturities. The carrying amount of these certificates of deposit was $902,000.

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

                 Deposit liabilities: For deposits with no defined maturities, demand deposits, interest-bearing checking deposits, and savings deposits, FAS No. 107 defines fair value as the amount payable on demand at the reporting date (i.e., their carrying amounts). Included in "Intangible assets" was $21,433,000 (net of accumulated amortization) representing the value of core deposits assumed in deposit assumption transactions. The value of the core deposit relationships built by the Company over time is neither considered in the fair value amounts nor is it recorded as an intangible asset in the statements of condition. The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date. Fair values for fixed-rate certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar maturities.

                 Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

                 Long-term borrowings: The fair values of the Company's long-term debt were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Other Real Estate and Nonperforming Assets

     Other real estate and nonperforming assets include assets acquired from loan settlements and those assets considered to be substantively repossessed. These assets are carried at the lower of the loan carrying amount or fair value minus estimated selling costs and are included in "Income receivable and other assets" in the consolidated statements of condition. At the time of acquisition or repossession, any write-down necessary to record an asset at its fair value is charged to the allowance for credit losses. A valuation allowance for estimated selling costs is recorded through a charge to "Net costs of operation of other real estate and nonperforming assets." Losses and gains on sales as well as net costs associated with these properties are also included in "Net costs of operation of other real estate and nonperforming assets" in the consolidated statements of income.

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

Loan and Loan Commitment Fees

     The Company generally recognizes loan and loan commitment fees as revenue when received and related costs as expenses when incurred. Generally accepted accounting principles provides for the deferral of such fees and direct loan origination costs and the amortization of such fees and costs over the lives of the related loans as an adjustment of yield. However, the Company has not adopted this method of accounting since it would not have a material effect on operating results.

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

     In February 1992, the Financial Accounting Standards Board issued FAS No. 109, "Accounting for Income Taxes," which becomes effective for fiscal years beginning after December 15, 1992. FAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. At the date of the financial statements, a current tax liability or asset will be recognized for the estimated taxes payable or refundable on tax returns for the current year, and a deferred tax liability or asset will be recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of current and deferred tax liabilities and assets is to be based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not to be anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. FAS No. 109 provides for either restating prior years' financial statements or recording the cumulative effect of the change in the year of adoption. The Company has not completed all of the complex analyses required to estimate the impact of the new Statement; however, it does not believe the adoption of the new rules will have an adverse effect on its financial condition.



2 - Bank Acquisitions

Purchase Transactions

     On January 30, 1991, the Company acquired the Citadel Bank of Independence for a total purchase price of $3,966,000. The transaction was accounted for as a purchase. Total assets acquired amounted to $54,187,000. During 1992 two acquisitions accounted for as purchases were completed. On July 31, 1992, Farmers and Merchants Bank, Colby, Kansas, with assets totaling $66,827,000, was acquired for $8,921,000. Southern Bancorp, Inc. ("SBI") and its bank subsidiary, Southern National Bank, Tulsa, Oklahoma were acquired on December 11, 1992 for a purchase price of $9,951,000. SBI's assets amounted to $64,510,000.

     The following table presents supplementary information regarding the cash paid in these purchase transactions.


                                                 1992          1991
                                                 ----          ----
                                                   (In thousands)

      Fair value of assets acquired . . . . .  $131,337      $ 54,187
      Fair value of liabilities assumed . . .  (115,464)      (50,632)
      Cost in excess of net assets acquired .     2,999           411
                                               --------      --------
        Cash paid . . . . . . . . . . . . . .    18,872         3,966
        Cash acquired . . . . . . . . . . . .    11,210         1,686
                                               --------      --------
        Net cash paid . . . . . . . . . . . .  $  7,662      $  2,280
                                               ========      ========
     For each of these transactions, the consolidated statements of income include only the income and expenses of the acquired company since acquisition. The purchase price has been allocated to the net assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operations for 1992 and 1991, had the purchase transactions occurred at the beginning of these years, was not material.

Poolings-Of-Interests

     The following table presents the four 1992 business combinations accounted for as poolings-of-interests. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Adjustments to conform the acquired companies' accounting policies to those of the Company were not material.

                                    Bank Subsidiary/                   Assets              Shares
Company Acquired                        Location                      Acquired             Issued
- - ----------------                    ----------------                  --------             ------
                                                                   (In Thousands)
      KNB                 Kansas National Bank and Trust Company
                          Prairie Village, KS                        $ 99,256             267,390
      MHB                 The Mission Hills Bank, N.A.
                          Mission Woods, KS                            94,762             358,709
      UBK                 The Peoples National Bank of Liberal
                          Liberal, KS                                 122,885             675,662(1)
      FNC                 The Fourth National Bank of Tulsa
                          Tulsa, OK                                   368,325           1,639,941
                                                                     --------           ---------
                                                                     $685,228           2,941,702
                                                                     ========           =========

________

  (1)    Includes 11,923 shares which were placed in escrow pending the receipt by the Company (as successor to UBK) of settlement proceeds from certain pre-combination litigation.

     The effect of pooling-of-interests accounting treatment on previously reported selected operating results is as follows:

                                                              Nine Months
                                                                 Ended                Year Ended
                                                             September 30,           December 31,
                                                                  1992            1991          1990
                                                             -------------      --------      --------
                                                           (Dollars in thousands, except per share data)
      Interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $237,321(1)       $354,887      $335,808
        Pooled companies . . . . . . . . . . . . . . . . .        29,518           54,387        62,992
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $266,839         $409,274      $398,800
                                                                ========         ========      ========
      Net interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $124,369(1)       $150,148      $124,056
        Pooled companies . . . . . . . . . . . . . . . . .        16,691           24,634        25,060
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $141,060         $174,782      $149,116
                                                                ========         ========      ========
      Net income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 33,462(1)       $ 23,120      $ 17,531
        Pooled companies . . . . . . . . . . . . . . . . .         7,364            2,200       (11,568)

                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 40,826         $ 25,320      $  5,963
                                                                ========         ========      ========
      Net income applicable to common stock:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 29,261(1)       $ 23,120      $ 17,531
        Pooled companies . . . . . . . . . . . . . . . . .         7,364            2,200       (11,568)
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 36,625         $ 25,320      $  5,963
                                                                ========         ========      ========
      Primary earnings per common share, after
       extraordinary item:
        Company. . . . . . . . . . . . . . . . . . . . . .      $   1.53(1)       $   1.24      $    .98
        Pooled companies . . . . . . . . . . . . . . . . .           .16             (.06)         (.67)
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $   1.69         $   1.18      $    .31
                                                                ========         ========      ========
      Fully diluted earnings per common share, after
       extraordinary item:
        Company. . . . . . . . . . . . . . . . . . . . . .      $   1.53(1)       $   1.24      $    .98
        Pooled companies . . . . . . . . . . . . . . . . .           .14             (.06)         (.67)
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $   1.67         $   1.18      $    .31
                                                                ========         ========      ========

      _________

      (1)  Includes KNB which was acquired prior to September 30, 1992.

     On February 12, 1993, the Company issued 451,310 shares of its common stock in exchange for all of the outstanding shares of Southgate Banking Corporation ("SBC"). This combination will be accounted for as a pooling-of-interests. Consolidated assets of SBC at December 31, 1992 totaled $64,632,395. The effect of this business combination on selected operating results as if it had been consummated prior to December 31, 1992 is as follows:

                                                                        Year Ended December 31,
                                                                 ------------------------------------
                                                                   1992          1991          1990
                                                                 --------      --------      --------
                                                             (Dollars in thousands, except per share data)
      Interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .       $352,697      $409,274      $398,800
        SBC. . . . . . . . . . . . . . . . . . . . . . . .          5,017         6,584         7,728
                                                                 --------      --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .       $357,714      $415,858      $406,528
                                                                 ========      ========      ========
      Net interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .       $191,483      $174,782      $149,116
        SBC. . . . . . . . . . . . . . . . . . . . . . . .          3,060         2,805         3,262
                                                                 --------      --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .       $194,543      $177,587      $152,378
                                                                 ========      ========      ========
      Net income:
        Company. . . . . . . . . . . . . . . . . . . . . .       $ 53,187      $ 25,320      $  5,963
        SBC. . . . . . . . . . . . . . . . . . . . . . . .            115        (1,170)          404
                                                                 --------      --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .       $ 53,302      $ 24,150      $  6,367
                                                                 ========      ========      ========
      Net income applicable to common stock:
        Company. . . . . . . . . . . . . . . . . . . . . .       $ 47,236      $ 25,320      $  5,963
        SBC. . . . . . . . . . . . . . . . . . . . . . . .            115        (1,170)          404
                                                                 --------      --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .       $ 47,351      $ 24,150      $  6,367
                                                                 ========      ========      ========
      Primary earnings per common share, after
       extraordinary item:
        Company. . . . . . . . . . . . . . . . . . . . . .       $   2.17      $   1.18      $    .31
        SBC. . . . . . . . . . . . . . . . . . . . . . . .           (.04)         (.08)          .01
                                                                 --------      --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .       $   2.13      $   1.10      $    .32
                                                                 ========      ========      ========
      Fully diluted earnings per common share,
       after extraordinary item:
        Company. . . . . . . . . . . . . . . . . . . . . .       $   2.16      $   1.18      $    .31
        SBC. . . . . . . . . . . . . . . . . . . . . . . .           (.04)         (.08)          .01
                                                                 --------      --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .       $   2.12      $   1.10      $    .32
                                                                 ========      ========      ========

Pending Acquisitions

     Pending acquisitions as of December 31, 1992 (excluding SBC) are listed in the table below. The proposed transactions are subject to approval by regulators and other contractual conditions.

                                                       Assets                          Number of
                                                  December 31, 1992  Cash Expected  Shares Expected  Accounting
                 Bank                                (Unaudited)       To Be Paid    To Be Issued      Method
                ------                            -----------------  -------------  ---------------  ---------
     Guaranty Bank & Trust Company . . . . . .        $ 84,565          $ 4,116              --       Purchase
       Tulsa, OK

     Bank of Woodward and Cimarron Bank. . . .         136,194           16,837              --       Purchase
       Woodward and Waukomis, OK

     Farmers & Merchants State Bank. . . . . .          62,168            7,077              --       Purchase
       Derby, KS

     Nichols Hills Bank and Trust Company. . .         103,005               --          470,000      Pooling
        Oklahoma City, OK
                                                      --------          -------         --------
                                                      $385,932          $28,030          470,000
                                                      ========          =======         ========

3 - Deposit Assumptions

     During 1992 and 1991, the Company's Kansas bank subsidiary assumed core deposits (principally demand, interest checking, savings, and time deposits under $100,000) of certain Kansas failed savings and loan associations ("S&Ls") from the Resolution Trust Corporation ("RTC"). The following table summarizes these deposit assumption transactions.

                                                         1992
                         -------------------------------------------------------------------
                                                                     Deposits       Premium
                            Date                Location             Assumed         Paid
                         ----------      ----------------------     ---------      --------
                                                                        (In thousands)
                         March 27              Hays, KS              $ 45,915       $   57

                                                         1991
                         -------------------------------------------------------------------
                                                                     Deposits       Premium
                            Date                Location             Assumed         Paid
                         ----------      ----------------------     ---------      --------
                                                                        (In thousands)
                         February 15           Wichita, KS           $167,163       $1,848
                         February 15           Garden City, KS         44,727           --

     In connection with the 1991 deposit assumption transactions, the Company's Kansas bank subsidiary also purchased assets, primarily 1-4 family mortgage loans, totaling $23,218,000 from the RTC. No loans were acquired in connection with the 1992 transaction.

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
                                                          ========

4 - Intangible Assets

     Included in intangible assets are the following items:

                                                  December 31, 1992                   December 31, 1991
                                           -------------------------------    -------------------------------
                                                     Accumulated    Book                Accumulated     Book
                                             Cost    Amortization   Value       Cost    Amortization    Value
                                           --------  ------------  -------    --------  -------------  -------
                                                                      (In thousands)
Cost in excess of net assets acquired . .   $49,911    $13,858     $36,053     $44,751     $11,499     $33,252
Value of core deposits assumed. . . . . .    26,768      5,335      21,433      11,462       3,464       7,998
Purchased mortgage servicing rights . . .     5,749      2,111       3,638       4,502         921       3,581
                                            -------    -------     -------     -------     -------     -------
                                            $82,428    $21,304     $61,124     $60,715     $15,884     $44,831
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

5 - Cash and Due from Banks

     The subsidiary banks are required by federal law to maintain reserves against their deposit liabilities. These reserves can be maintained in the form of vault cash or balances at a Federal Reserve Bank. The average cash and Federal Reserve balances maintained as reserves were $73,821,000 for 1992 and $67,615,000 for 1991. Cash and due from banks also includes checks in process of collection and balances maintained at correspondent banks for services rendered.

6 - Investment Securities

     The amortized cost and estimated fair value of investments in debt securities are included in the following table. At December 31, 1992 and 1991, the entire securities portfolio was classified as "Investment securities" since Management had the intent and the Company has the ability to hold the securities on a long-term basis.

                                        December 31, 1992                          December 31, 1991
                           ------------------------------------------  ------------------------------------------
                                        Gross      Gross    Estimated              Gross      Gross    Estimated
                           Amortized  Unrealized Unrealized   Fair     Amortized  Unrealized Unrealized   Fair
                              Cost      Gains      Losses     Value       Cost      Gains      Losses     Value
                           ---------- ---------- ---------- ---------  ---------- ---------- ---------- ---------
                                          (In thousands)                              (In thousands)
U.S. Treasury obligations. $  235,136  $ 3,617   $   (445)  $  238,308  $   90,656   $ 2,777   $    --  $   93,433
Obligations of U.S.
 government agencies
 and corporations:
  Mortgage-backed. . . . .  1,641,159   17,063    (10,061)   1,648,161   1,260,608    33,422      (227)  1,293,803
  Other. . . . . . . . . .    223,879    5,116       (389)     228,606     106,820     3,773        (2)    110,591
Obligations of states and
 political subdivisions. .    209,692   25,261        (12)     234,941     241,261    25,363       (15)    266,609
Other securities:
  Collateralized auto
   receivables . . . . . .     28,935      594         --       29,529      51,607     1,627        --      53,234
Non-agency mortgage-
   backed securities . . .         --       --         --           --       5,672       204        (4)      5,872
  Money market mutual
   funds . . . . . . . . .        219       --         --          219      50,227        --        --      50,227
  Bankers' acceptances . .         --       --         --           --      11,950         3        --      11,953
  Commercial paper . . . .         --       --         --           --      20,194         6        --      20,200
  Nonaccrual investments .         --       --         --           --       2,529        --        --       2,529
  Other. . . . . . . . . .     16,969       19         (4)      16,984      10,624        71        --      10,695
                           ----------  -------   --------   ----------  ----------   -------   -------  ----------
    Total. . . . . . . . . $2,355,989  $51,670   $(10,911)  $2,396,748  $1,852,148   $67,246   $  (248) $1,919,146
                           ==========  =======   ========   ==========  ==========   =======   =======  ==========

     The amortized cost and estimated fair value of debt securities at December 31, 1992 by contractual maturity, are shown below:

                                                                      December 31, 1992
                                                               -------------------------------
                                                                                     Estimated
                                                                Amortized              Fair
                                                                  Cost                 Value
                                                               ----------           ----------
                                                                       (In thousands)
         Due in one year or less . . . . . . . . . . . . . .   $   77,264           $   78,746
         Due after one year through five years . . . . . . .      452,780              472,769
         Due after five years through ten years. . . . . . .      138,490              145,247
         Due after ten years . . . . . . . . . . . . . . . .       46,296               51,825
                                                               ----------           ----------
                                                                  714,830              748,587
         Mortgage-backed securities. . . . . . . . . . . . .    1,641,159            1,648,161
                                                               ----------           ----------
           Total . . . . . . . . . . . . . . . . . . . . . .   $2,355,989           $2,396,748
                                                               ==========           ==========

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

     The book value of investment securities pledged to secure public deposits and for other purposes, as required or permitted by law, aggregated $673,837,000 at December 31, 1992.

     The gross proceeds, gains, and losses realized from the sale of investment securities are detailed in the following table.

                                                                      1992            1991            1990
                                                                    --------        --------        --------
     Proceeds from sale of investment securities . . . . . . . .  $28,876,000    $142,662,000    $174,446,000
                                                                  ===========    ============    ============
     Gross realized gains  . . . . . . . . . . . . . . . . . . .  $ 1,289,000    $  3,630,000    $  2,708,000
     Gross realized losses . . . . . . . . . . . . . . . . . . .       25,000         622,000         167,000
                                                                  -----------    ------------    ------------
         Net gains . . . . . . . . . . . . . . . . . . . . . . .  $ 1,264,000    $  3,008,000    $  2,541,000
                                                                  ===========    ============    ============

     Gross securities gains in 1992 include $688,000 realized by a pooled company associated with securities which were sold due to a deterioration in credit quality. A gain was realized because the securities had previously been written down to 37.0% of par value.

     Not included in the table above are $299,685,000 of sales of short-term Treasury Bills related to the restructuring of the securities portfolio obtained with the assumption of deposits from a Tulsa, Oklahoma S&L. These securities were sold within 14 days of maturity; thus the market risk had been substantially eliminated as a pricing factor, and a gain of only $5,000 was realized. "Income receivable and other assets" includes the receivable for the proceeds from this sale, which were received January 4, 1993.

7 - Loans and Leases

     The book value and estimated fair value of loans and leases are as follows:

                                                                  December 31, 1992        December 31, 1991
                                                                ---------------------    --------------------
                                                                   Amount    Percent        Amount    Percent
                                                                ----------- ---------    ----------- ---------
                                                                             (Dollars in thousands)
Commercial and industrial . . . . . . . . . . . . . . . . . .   $  522,211    23.4%      $  534,223    23.3%
Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .       45,031     2.0           52,183     2.3
Real estate, less unearned discount:
  Construction. . . . . . . . . . . . . . . . . . . . . . . .       44,101     2.0           60,849     2.7
  Secured by 1-4 family residences. . . . . . . . . . . . . .      586,030    26.3          541,519    23.7
  Permanent commercial real estate and other. . . . . . . . .      298,237    13.4          333,065    14.6
Consumer, less unearned discount. . . . . . . . . . . . . . .      379,646    17.0          388,301    17.0
Credit card . . . . . . . . . . . . . . . . . . . . . . . . .       78,733     3.5           77,526     3.4
Educational . . . . . . . . . . . . . . . . . . . . . . . . .       41,889     1.9           34,686     1.5
Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       41,282     1.9           48,509     2.1
Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      128,641     5.8          140,635     6.1
Lease financing . . . . . . . . . . . . . . . . . . . . . . .       29,461     1.3           27,117     1.2
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,625     1.5           49,582     2.1
                                                                ----------  ------       ----------  ------
    Loans and leases - book value . . . . . . . . . . . . . .   $2,228,887   100.0%      $2,288,195   100.0%
                                                                ==========  ======       ==========  ======
    Loans and leases - estimated fair value . . . . . . . . .   $2,244,334
                                                                ==========

     The Company manages exposure to credit risk through loan portfolio diversification by customer and market, as well as by product.
Although the aggregate legal lending limits of the Company's bank subsidiaries totaled $61,426,000 at December 31, 1992, the Company had no single lending relationship with an aggregate loan amount outstanding in excess of $15,000,000. The Company principally lends to businesses and individuals in Kansas, Oklahoma, and the contiguous states.

     Nonaccrual loans and troubled debt restructurings are summarized below:

                                                                                     December 31,
                                                                                ---------------------
                                                                                  1992         1991
                                                                                --------     --------
                                                                                   (In thousands)
         Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . . .    $23,756      $39,124
         Troubled debt restructurings . . . . . . . . . . . . . . . . . . . .      1,055        3,206
                                                                                 -------      -------
                                                                                 $24,811      $42,330
                                                                                 =======      =======

     The effect of nonaccrual loans and troubled debt restructurings on interest income was:

                                                                            Year Ended December 31,
                                                                          ---------------------------
                                                                           1992       1991      1990
                                                                          ------     ------    ------
                                                                                (In thousands)
         Interest income which would have been
           recorded pursuant to the original terms . . . . . . . . . .    $4,007     $7,275   $10,195
                                                                          ======     ======   =======
         Interest income recorded  . . . . . . . . . . . . . . . . . .    $  921     $1,343   $ 1,929
                                                                          ======     ======   =======

     In the ordinary course of business, the Company has made loans to directors and executive officers of the Company and its significant subsidiaries. Loans to these customers were transacted on the same terms, including similar interest rates and collateral terms, as those prevailing at the time for comparable transactions with unrelated persons and, in management's opinion, did not involve more than normal risk of collectibility or present other unfavorable features at the time they were made. An analysis of aggregate loan activity with this group, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, follows:

                                                      1992
                                                     -------
                                                 (In thousands)

    Loans outstanding at December 31, 1991. . . .    $ 67,694
      New loans . . . . . . . . . . . . . . . . .      94,661
      Repayments. . . . . . . . . . . . . . . . .    (121,025)
      Other changes . . . . . . . . . . . . . . .      (6,486)
                                                     --------
    Loans outstanding at December 31, 1992. . . .    $ 34,844
                                                     ========

     Other changes include loans outstanding at December 31, 1991 to directors elected or retired in 1992, loans purchased or sold during the current year, and any other loans outstanding at December 31, 1991 to related individuals or entities not considered to be related parties at December 31, 1992.


8 - Allowance for Credit Losses

     Changes in the allowance for credit losses are as follows:

                                                                                  1992       1991       1990
                                                                                -------    -------    -------
                                                                                       (In thousands)
      Balance at January 1, as previously reported . . . . . . . . . . . . . .  $38,460    $33,108    $20,123
        Adjustment for poolings-of-interests . . . . . . . . . . . . . . . . .   18,999     19,941     12,966
                                                                                -------    -------    -------
      Balance at January 1, as restated. . . . . . . . . . . . . . . . . . . .   57,459     53,049     33,089
        Allowance for credit losses of purchased banks . . . . . . . . . . . .    1,739        464      2,827
        Allowance for purchased loans. . . . . . . . . . . . . . . . . . . . .    3,424         --      2,165
                                                                                -------    -------    -------
                                                                                 62,622     53,513     38,081
        Provisions charged to operating expense. . . . . . . . . . . . . . . .   15,542     34,497     43,510
        Recoveries on loans and leases previously charged off. . . . . . . . .    6,081      6,066      4,265
        Loans and leases charged off . . . . . . . . . . . . . . . . . . . . .  (23,747)   (36,617)   (32,807)
                                                                                -------    -------    -------
      Balance at December 31 . . . . . . . . . . . . . . . . . . . . . . . . .  $60,498    $57,459    $53,049
                                                                                =======    =======    =======

9 - Bank Premises and Equipment

     A summary of land, buildings, and equipment appears below:

                                                 December 31, 1992                 December 31, 1991
                                           ------------------------------    ------------------------------
                                                     Accumulated    Book               Accumulated    Book
                                             Cost    Depreciation   Value      Cost    Depreciation   Value
                                           --------  ------------  ------    --------  ------------  ------
                                                                    (In thousands)
      Land. . . . . . . . . . . . . . . .  $ 18,747    $     --   $ 18,747    $ 15,579    $    --    $15,579
      Buildings and leasehold
       improvements . . . . . . . . . . .   118,053      57,745     60,308     112,833     53,468     59,365
      Furniture and equipment . . . . . .    76,474      51,885     24,589      67,362     43,746     23,616
                                           --------    --------   --------    --------    -------    -------
        Total . . . . . . . . . . . . . .  $213,274    $109,630   $103,644    $195,774    $97,214    $98,560
                                           ========    ========   ========    ========    =======    =======

     Depreciation expense amounted to $11,912,000 in 1992, $11,223,000 in 1991, and $10,388,000 in 1990.

10 - Deposits

     The book value and estimated fair value of deposits are presented below:

                                                                                    December 31,
                                                                           -----------------------------
                                                                               1992             1991
                                                                           ------------     ------------
                                                                                   (In thousands)
      Noninterest-bearing deposits  . . . . . . . . . . . . . . . . . . .   $  882,400       $  719,380

      Interest-bearing deposits:
        Interest-bearing checking deposits  . . . . . . . . . . . . . . .      597,801          462,662
        Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . .    1,121,043          984,102
        Time deposits under $100,000  . . . . . . . . . . . . . . . . . .    1,631,705        1,634,130
        Time deposits over $100,000 . . . . . . . . . . . . . . . . . . .      278,062          380,799
                                                                            ----------       ----------
          Total interest-bearing deposits . . . . . . . . . . . . . . . .    3,628,611        3,461,693
                                                                            ----------       ----------
            Deposits - book value . . . . . . . . . . . . . . . . . . . .   $4,511,011       $4,181,073
                                                                            ==========       ==========
            Deposits - estimated fair value . . . . . . . . . . . . . . .   $4,554,860
                                                                            ==========

11 - Short-Term Borrowings

     The following is a summary, by category, of short-term borrowings and their respective interest rates:

                                                                     December 31, 1992       December 31, 1991
                                                                   --------------------    --------------------
                                                                    Amount       Rate        Amount      Rate
                                                                   --------    --------    ---------   -------
                                                                              (Dollars in thousands)
Federal funds purchased . . . . . . . . . . . . . . . . . . . .    $253,979      2.92%      $ 91,350      3.06%
Securities sold under agreements to repurchase. . . . . . . . .      64,756      3.49         43,465      4.12
Commercial paper. . . . . . . . . . . . . . . . . . . . . . . .         425      2.80          3,176      4.76
Other borrowings:
    Treasury tax and loan . . . . . . . . . . . . . . . . . . .      17,306      2.67         26,051      3.84
    Notes payable . . . . . . . . . . . . . . . . . . . . . . .          --        --          6,216      7.06
                                                                   --------                 --------
        Short-term borrowings - book value. . . . . . . . . . .    $336,466      3.02       $170,258      3.63
                                                                   ========                 ========
        Short-term borrowings - estimated fair value. . . . . .    $336,466
                                                                   ========

     Federal funds purchased, securities sold under agreements to repurchase, and all other short-term borrowings except commercial paper and notes payable generally mature daily or on demand. Commercial paper has a maximum maturity of 270 days.

     The $6,216,000 of short-term notes payable at December 31, 1991 represent debt of pooled companies. These notes were paid in full at consummation.

     The Company has a $35,000,000 committed line of credit from an unaffiliated bank. Amounts borrowed under the agreement have alternative fluctuating interest rates among which are the lender's quoted fixed and floating rates and a fixed rate tied to the Eurodollar base rate. A commitment fee of 1/8 of 1% is charged on this commitment, which matures on March 22, 1993. There have been no borrowings under this agreement. The Company is required to maintain a minimum tangible net worth of greater than $225,000,000 (adjusted for earnings and acquisitions); a double leverage ratio of not more than 130%; a ratio of funded debt to consolidated tangible net worth of not more than 50%; a ratio of consolidated total indebtedness to consolidated tangible net worth plus indebtedness of not more than 75%; nonperforming loans to total loans may not exceed 3.5%; and nonperforming assets to consolidated tangible net worth plus allowance for credit losses may not exceed 35%. In the event of a default on any of these covenants, the lender would have the right to deny any future advances, as well as cause the obligations then outstanding to become immediately due and payable. However, the Company is in compliance with the terms of this agreement.

12 - Long-Term Debt

     The book value and estimated fair value of long-term debt are presented in the table below.

                                                                    December 31, 1992   December 31, 1991
                                                                    -----------------   -----------------
                                                                      Amount    Rate      Amount    Rate

                                                                    ---------- ------   ---------- ------
                                                                             (Dollars in thousands)
      Term loan . . . . . . . . . . . . . . . . . . . . . . . . .    $21,875    8.60%    $30,625    8.60%
      Mortgage indebtedness and other notes payable . . . . . . .        582   10.70       6,425   10.04
                                                                     -------             -------
        Long-term debt - book value . . . . . . . . . . . . . . .    $22,457    8.65     $37,050    8.85
                                                                     =======             =======
        Long-term debt - estimated fair value . . . . . . . . . .    $23,475
                                                                     =======

     In March 1991, the Company exercised the term loan feature of its $35,000,000 revolving credit and term loan agreement with an unaffiliated bank. This term loan will be repaid in eight equal semiannual installments of $4,375,000, the first of which was made in September 1991. The Company is required to maintain consolidated net worth above an adjusted base of $402,674,000 at December 31, 1992; maintain a ratio of consolidated equity to consolidated assets above the level required by the Federal Reserve Board of Governors; maintain investments in subsidiaries below 140% of consolidated equity; and consolidated funded debt cannot exceed consolidated tangible net worth. The Company is in compliance with all of the terms of the agreement.

     Certain real estate has been pledged as collateral on a bank subsidiary's mortgage indebtedness and other notes payable. Maturities of this long-term debt for years subsequent to December 31, 1992, are as follows:

                   Years ended December 31,         (In thousands)
                   ------------------------         --------------
                       1993 . . . . . . . . . . . . .   $  549
                       1994 . . . . . . . . . . . . .        5
                       1995 . . . . . . . . . . . . .       28
                                                        ------
                       Total  . . . . . . . . . . . .   $  582
                                                        ======
     During 1990, one of the pooled companies retired its notes payable to a preferred stockholder. The resulting gain of $3,626,000 was recorded as an extraordinary item. Because this pooled company was in a net operating loss carryforward position, no income tax expense was recorded on this extraordinary item.

13 - Preferred Stock

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

14 - Restructuring Charge

     During 1992, a restructuring charge of $5,517,000 was recorded to recognize the costs associated with the consolidation of the Oklahoma data processing, operations, and staff functions. This expense also includes a loss from the disposal of duplicate facilities and a computer writedown.

     The 1991 restructuring charge of $6,997,000 recognized the costs of a work force reduction. This charge included $5,648,000 attributable to an early retirement incentive plan, $1,062,000 for the cost of severance compensation, and $287,000 associated with the closing of the five finance company subsidiary offices.


15 - Income Taxes

     The consolidated expense for taxes applicable to income is as follows:

                                                                          1992         1991         1990
                                                                         ------       ------       ------
                                                                                  (In thousands)
      Current:
        Federal . . . . . . . . . . . . . . . . . . . . . . . . . . .   $13,643      $ 9,146       $5,246
        State . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,312        2,727        2,924
                                                                        -------      -------       ------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,955       11,873        8,170
                                                                        -------      -------       ------
      Deferred:
        Federal . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,224)      (3,468)      (3,097)
        State . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (806)        (899)        (105)
                                                                        -------      -------       ------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,030)      (4,367)      (3,202)
                                                                        -------      -------       ------
            Total income tax expense. . . . . . . . . . . . . . . . .   $14,925      $ 7,506       $4,968
                                                                        =======      =======       ======

     Federal income tax expense for 1991 and 1990 was computed using the alternative minimum tax method ("AMT"). In 1992, federal tax expense computed in accordance with the statutory 34% tax rate exceeded AMT expense by $3,742,000. Accumulated AMT tax credits equal to this amount have been recognized during 1992, reducing the tax provision to the amount which would have been recorded using the AMT provisions.
Tax effects of investment securities transactions included in the above amounts are $309,000 for 1992, $727,000 for 1991, and $507,000 for
1990.

     The effective income tax rates differ from the federal statutory rates for the reasons shown in the following table:

                                                          1992                 1991                 1990
                                                   ------------------   ------------------   ------------------
                                                     Amount     Rate      Amount     Rate      Amount     Rate
                                                   ---------  -------   ---------  -------   ---------  -------
                                                                      (Dollars in thousands)
Income tax expense at federal statutory rate . . .  $23,158     34.0%    $11,161     34.0%    $ 3,716     34.0%
Tax-preferred income on obligations of states,
 political subdivisions, and U.S. possessions. . .   (6,784)   (10.0)     (8,189)   (24.9)     (9,265)   (84.8)
Goodwill and purchase accounting amortization. . .      932      1.4         964      2.9         786      7.2
State taxes, net of federal income tax benefit . .    1,654      2.4       1,213      3.7       1,863     17.0
Alternative minimum tax. . . . . . . . . . . . . .   (3,742)    (5.5)      2,286      7.0       4,265     39.0
Carryforward of NOL's and AMT Credits. . . . . . .   (1,390)    (2.0)       (360)    (1.1)      3,515     32.2
Other, net . . . . . . . . . . . . . . . . . . . .    1,097      1.6         431      1.3          88       .8
                                                    -------     ----     -------     ----     -------    -----
    Actual income tax expense. . . . . . . . . . .  $14,925     21.9%    $ 7,506     22.9%    $ 4,968     45.4%
                                                    =======     ====     =======     ====     =======     ====

     Deferred income taxes arise from timing differences in the recognition of revenues, expenses, and tax credits for tax and financial reporting purposes. The principal sources and tax effects of these differences are as follows:

                                                                               1992         1991         1990
                                                                             --------     --------     -------
                                                                                       (In thousands)
      Cash basis tax reporting . . . . . . . . . . . . . . . . . . . . . .   $    --      $  (596)     $  (249)
      Bond discount accretion. . . . . . . . . . . . . . . . . . . . . . .      (110)        (646)         578
      Depreciation expense on bank premises and equipment. . . . . . . . .      (562)      (1,009)        (304)
      Provision for credit losses. . . . . . . . . . . . . . . . . . . . .    (1,802)      (1,839)      (2,255)
      Leasing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115          142         (121)
      Pension contribution . . . . . . . . . . . . . . . . . . . . . . . .       (25)        (478)        (128)
      State privilege tax. . . . . . . . . . . . . . . . . . . . . . . . .       365          339            5
      Write-down of other real estate owned. . . . . . . . . . . . . . . .      (156)        (635)        (407)
      Write-down of investment securities. . . . . . . . . . . . . . . . .        --          465           --
      Utilization of loss carryforwards against deferred tax liability . .        --         (381)          --
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       145          271         (321)
                                                                             -------      -------      -------
        Total deferred income taxes. . . . . . . . . . . . . . . . . . . .   $(2,030)     $(4,367)     $(3,202)
                                                                             =======      =======      =======

     Cumulative timing differences have resulted in deferred income taxes receivable of approximately $5,455,000 at December 31, 1992 and $3,425,000 at December 31, 1991, which are included in "Income receivable and other assets" in the consolidated statements of condition.

     As of December 31, 1992, the Company has available net operating loss and general business credit carryforwards of approximately $17,066,000 and $431,000, respectively which can be carried forward to reduce future federal income taxes payable. For financial reporting purposes, approximately $24,730,000 in net operating loss carryforwards and $431,000 in general business credit carryforwards are available. These losses and credits are principally related to separate return losses and credits of subsidiaries. Utilization of the subsidiaries' carryforwards are limited by tax law to the future earnings of the subsidiaries and other limits on the use of tax attributes of acquired companies. Net operating loss carryfor-wards expire in years 2000 through 2007 and general business credit carryforwards expire in years 1994 through 2005 if not utilized.

     The net operating loss carryforward for financial reporting purposes of $24,730,000 consists of the $17,066,000 tax net operating loss carryforward plus net deductible timing differences. The most significant timing differences are an allowance for credit losses for financial reporting purposes greater than for tax reporting purposes of $4,150,000 and a tax basis of other real estate owned greater than the financial reporting basis by $2,605,000. Future-period tax expense may also be reduced by an alternative minimum tax credit of $4,809,000.

16 - Employee Benefit Plans

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

     The plans' funded status and amounts included in the consolidated financial statements are presented below:

                                                                    December 31,               December 31,
                                                             -------------------------  -------------------------
                                                                        1992                       1991
                                                             -------------------------  -------------------------
                                                                          Supplemental               Supplemental
                                                               Defined     Executive      Defined     Executive
                                                               Benefit     Retirement     Benefit     Retirement
                                                                Plan          Plan         Plan          Plan
                                                             ----------   ------------  ----------   ------------
                                                                                (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation . . . . . . . . . . . . . . . .   $(14,682)     $(1,035)     $(11,496)     $(1,040)
                                                              ========      =======      ========      =======
  Accumulated benefit obligation. . . . . . . . . . . . . .   $(15,410)     $(1,050)     $(12,127)     $(1,051)
                                                              ========      =======      ========      =======
  Projected benefit obligation. . . . . . . . . . . . . . .   $(20,880)     $(1,107)     $(17,208)     $(1,161)
Plan assets, at fair value. . . . . . . . . . . . . . . . .     16,580           --        15,496           --
                                                              --------      -------      --------      -------
Funded status . . . . . . . . . . . . . . . . . . . . . . .     (4,300)      (1,107)       (1,712)      (1,161)
Prior service cost not yet recognized in periodic
 pension cost, being amortized over 10 years .  . . . . . .         41           55            39           64
Unrecognized net (asset) obligation from date of
 initial application, being amortized over 15 years . . . .     (2,900)         119        (3,261)         134
Unrecognized net experience loss. . . . . . . . . . . . . .      5,342          258         2,634          286
                                                              --------      -------      --------      -------
  Accrued pension cost included in
   consolidated statements of condition . . . . . . . . . .   $ (1,817)     $  (675)     $ (2,300)     $  (677)
                                                              ========      =======      ========      =======

     The assets of the defined benefit plan are administered by the trust division of a subsidiary bank and consist of a wide variety of diversified securities including common stocks, corporate bonds, and U.S. Treasury obligations. The trust also participates in commingled funds for qualified employee benefit accounts, including two equity funds and one fixed income fund. Contributions to the plan are based upon the Projected Unit Credit Actuarial Funding method and are limited to amounts that are currently deductible for tax reporting purposes.

     Net pension cost includes the following components:

                                                                             Year Ended December 31,
                                                                       ----------------------------------
                                                                         1992         1991         1990
                                                                       --------     --------     --------
                                                                                 (In thousands)
      Service cost-benefits earned during the year. . . . . . . . . .   $1,441       $1,425       $1,355
      Interest cost on the projected benefit obligation . . . . . . .    1,414        1,744        1,633
      Actual return on plan assets. . . . . . . . . . . . . . . . . .   (1,397)      (3,865)        (412)
      Net amortization and deferrals. . . . . . . . . . . . . . . . .     (314)       1,560       (1,984)
                                                                        ------       ------       ------
        Net periodic pension cost . . . . . . . . . . . . . . . . . .   $1,144       $  864       $  592
                                                                        ======       ======       ======

     Assumptions used in the accounting include:

                                                                                As of December 31,
                                                                      ------------------------------------
                                                                        1992          1991          1990
                                                                      --------      --------      --------
      Discount rates . . . . . . . . . . . . . . . . . . . . . . .      7.00%         7.75%         8.50%
      Rates of increase in compensation levels . . . . . . . . . .      4.70%         6.00%         6.50%
      Expected long-term rate of return on assets  . . . . . . . .      9.25%         9.25%         9.25%

     The Company and its subsidiaries also maintain a contributory savings and investment plan for substantially all employees. The savings and investment plan and related trust qualify under Section 401 of the Internal Revenue Code as a qualified profit-sharing plan and trust. According to the plan, an employee may contribute from 2% to 4% of base salary, which the employer then supplements with a contribution of 50% of the employee's contributed amount. Non-highly-compensated employees (those employees whose annual compensation is less than $62,345) may contribute up to an additional 11% of base salary in pre-tax dollars, but without further employer contributions. Vesting in the employer contributions ranges from 20% with three years to 100% with seven years of service. Employees may elect to invest in one or more of four investment funds, in 25% increments. These include a Fourth Financial Corporation common stock fund, a fixed income fund, an equity fund, and a money market fund. Forfeitures are used to reduce the Company's contributions. The expense for this plan was $1,578,000 in 1992, $1,005,000 in 1991, and $1,067,000 in 1990. The plan provides for an additional matching contribution of up to an additional 2% of the employee's eligible compensation based on achievement of established earnings per share targets. For 1992 the expense of this plan includes an additional matching contribution of $625,000. No additional contribution was made for 1991 or 1990.

17 - Stock Option and Stock Purchase Plans

     The Company grants options to key employees under incentive stock option plans at prices equal to the market value on the date of grant. Terms of the plans generally provide for the exercise of the options for periods of up to ten years, as determined by the Board of Directors. Under the 1981 stock option plan, 168,791 shares were reserved for issuance, of which 103,500 shares were under option, and 22,875 were exercisable at December 31, 1992. Options may no longer be granted under this plan. At December 31, 1992, there were 1,033,750 shares reserved for issuance under the 1986 stock option plan of which 580,839 were under option, and 124,028 were exercisable.


     The following table presents information regarding stock option transactions and prices:

                                                                Shares Under Option
                                     -------------------------------------------------------------------------
                                              1992                     1991                     1990
                                     -----------------------  -----------------------  -----------------------
                                                   Price                   Price                     Price
                                       Number     Per Share     Number    Per Share      Number     Per Share
                                     ---------- ------------  --------- -------------  ---------- ------------
Balance at January 1 . . . . . . .     518,297  $14.80-23.50    804,928  $11.30-24.70    712,009  $11.30-24.70
Granted. . . . . . . . . . . . . .     248,900   22.87-29.88     14,000   18.37-19.63    186,500      17.00
Exercised. . . . . . . . . . . . .     (74,858)  14.80-23.20   (220,138)  11.30-18.20    (76,068)  11.30-18.20
Terminated or canceled . . . . . .      (8,000)      --         (80,493)      --         (17,513)      --
                                      --------                 --------                 --------
Balance at December 31 . . . . . .     684,339   14.80-29.88    518,297   14.80-23.50    804,928   11.30-24.70
                                      ========                 ========                 ========

     An optionee may pay the option exercise price by tendering stock of the Company having a market value equal to the exercise price. The optionee must have held the tendered stock for at least six months before it can be used to exercise an option. Transactions under this program are accounted for as the purchase and reissuance of treasury stock. The following is a summary of activity:

                                                                               1992         1991         1990
                                                                            ----------   ----------   ----------
      Shares tendered . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,954       74,933       30,241
      Shares issued under the stock option plans (including
       reissued treasury stock) . . . . . . . . . . . . . . . . . . . . . .   37,891      108,759       49,827

         An optionee also may borrow the amount of the option exercise price from the Company. The loans under this program bear interest at the Company's base rate adjusted quarterly and mature annually. Although the Company reserves the right not to renew any loan at maturity, it is the Company's present intention to allow each borrowing to be renewed for additional annual periods. At a minimum, Company stock valued at 125% of the loan amount must collateralize the loan. Such loans, which amounted to $1,069,000 and $1,051,000 at December 31, 1992 and 1991, respectively are reported as a reduction of stockholders' equity.

     Under the 1988 Employee Stock Purchase Plan, employees are offered the option to purchase shares of the Company's common stock at 85% of the lower of the fair market value of such shares on the date granted or one year thereafter. Options issued under the plan are exercisable one year from the date of grant. At December 31, 1992, 280,549 shares were reserved for issuance, including 165,078 shares under option. No options under the plan were exercisable at December 31, 1992. Additional data regarding the Employee Stock Purchase Plan are as follows:

                                                                Shares Under Option
                                     -------------------------------------------------------------------------
                                              1992                     1991                     1990
                                     -----------------------  -----------------------  -----------------------
                                                   Price                   Price                     Price
                                       Number     Per Share     Number    Per Share      Number     Per Share
                                     ---------- ------------  --------- -------------  ---------- ------------
Balance at January 1. . . . . . .     214,611      $16.36      150,467      $21.89      168,383      $16.83
Granted . . . . . . . . . . . . .     178,534       23.06      263,374       16.36      153,024       21.89
Exercised . . . . . . . . . . . .    (111,612)      16.36      (42,117)      16.36      (95,122)      16.83
Terminated or canceled. . . . . .    (116,455)        --      (157,113)        --       (75,818)        --
                                     --------                 --------                 --------
Balance at December 31. . . . . .     165,078       23.06      214,611       16.36      150,467       21.89
                                     ========                 ========                 ========

18 - Earnings Per Common Share

     Earnings per common share are based on the following weighted average number of shares outstanding.
                                     1992          1991          1990
                                    ------        ------        ------
      Primary . . . . . . . . .   21,738,638    21,510,580    19,451,182
      Fully diluted . . . . . .   24,668,729    21,510,580    19,451,182

     Primary earnings per common share were computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Fully diluted earnings per common share were computed by dividing net income by the weighted average shares assumed to be outstanding if the preferred stock was converted into common stock at $29.00 per common share. Stock options outstanding do not have a dilutive effect and have been excluded from the computations.

19 - Dividends Per Common Share

     Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings-of-interests. The following table presents dividends declared by KNB, MHB, UBK, and FNC prior to combination with the Company.

                                                      1992                   1991                   1990
                                              ---------------------  ---------------------  ---------------------
                                                             Per                    Per                    Per
                                                         Equivalent             Equivalent             Equivalent
                                              Historical    Share    Historical    Share    Historical    Share
                                              ---------- ----------  ---------- ----------  ---------- ----------
      KNB . . . . . . . . . . . . . . . . .     $ 3.06      $.22        $  --      $  --       $  --      $  --
      MHB . . . . . . . . . . . . . . . . .       1.51       .44           --         --          --         --
      UBK . . . . . . . . . . . . . . . . .      17.78       .61         3.50        .12        7.50        .26
      FNC . . . . . . . . . . . . . . . . .        .25       .44           --         --          --         --

20 - Restrictions on Intercompany Funds Transfers

     Restrictions imposed by federal law limit the transfer of funds to the Company and certain other affiliates from the subsidiary banks in the form of loans or other extensions of credit, investments, and purchases of assets. Transfers by the subsidiary banks to the Company or any such single affiliate may not exceed 10% and transfers in the aggregate may not exceed 20% of a bank's capital, surplus, and undivided profits, after adding back the allowance for credit losses and subtracting certain intangibles. Based on these limitations, approximately $40,951,000 was available for transfer to the Company at December 31, 1992. In addition, the approval of the Comptroller of the Currency is required if dividends declared by either of the Company's national bank subsidiaries in 1993 exceed the bank's net profits for that year combined with its retained net profits for 1991 and 1992. In 1993, the subsidiary banks may distribute to the Company (in addition to their 1993 net profits) an aggregate of approximately $5,200,000 in dividends without approval from regulatory agencies.

21 - Financial Instruments with Off-Balance-Sheet Risk

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

                                                                                   Contract or
                                                                                 Notional Amount
                                                                             -----------------------
                                                                                   December 31,
                                                                                1992         1991
                                                                             ----------   ----------
                                                                                  (In thousands)
      Commitments to extend credit:
        Standby letters of credit . . . . . . . . . . . . . . . . . . . . .   $ 65,076      $ 78,856
        Commercial letters of credit. . . . . . . . . . . . . . . . . . . .     19,576        16,481
        Credit card lines . . . . . . . . . . . . . . . . . . . . . . . . .    304,776       273,296
        Other loan commitments. . . . . . . . . . . . . . . . . . . . . . .    739,742       629,332

      Interest rate instruments:
        Interest rate swaps . . . . . . . . . . . . . . . . . . . . . . . .      1,000         1,000

      Forward foreign currency contracts:
        Commitments to purchase . . . . . . . . . . . . . . . . . . . . . .         67            45
        Commitments to sell . . . . . . . . . . . . . . . . . . . . . . . .         --            --

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for direct extensions of credit. The Company evaluates each customer's creditworthiness on a case-by-case basis.
The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

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

     Interest rate swaps involve the exchange of interest payments on an established notional amount. At December 31, 1992 and 1991, the Company had an interest rate swap agreement to pay the three-month LIBOR rate on a notional amount of $1,000,000. The Company is exposed to market risk as a result of potential future increases in the LIBOR rate. It receives payments based on a fixed rate of ten percent. The agreement expires in 1997. The purpose of the swap agreement is to effectively convert a portion of its fixed rate time deposit obligations to variable rate. The net settlement amount is recorded in interest expense on deposits.

     The Company enters into forward foreign currency contracts to assist customers with their foreign currency needs related to foreign operations, exporting, or importing. These customer-driven contracts are generally hedged with offsetting contracts. The market value gains and losses relating to currency exchange contracts are recorded at settlement in "Other non-interest income." The contracts held at December 31, 1992 all matured in January 1993.


22 - Commitments and Contingencies

     At December 31, 1992, the Company was committed to make future rental payments under several long-term lease agreements for land, buildings, and equipment. There were no material capital leases. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1992 are as follows:

                  Years ending December 31,        (In thousands)
                  -------------------------        --------------
                     1993 . . . . . . . . . . . . .   $ 3,798
                     1994 . . . . . . . . . . . . .     3,406
                     1995 . . . . . . . . . . . . .     2,335
                     1996 . . . . . . . . . . . . .     2,226
                     1997 . . . . . . . . . . . . .     1,341
                     Later years  . . . . . . . . .     3,541
                                                      -------
                       Total  . . . . . . . . . . .   $16,647
                                                      =======
     Total rental expense (net of sublease income, which is not material) amounted to $4,940,000, $4,290,000, and $4,240,000 for 1992,
1991, and 1990, respectively.

     Single-family mortgage loans which the Company's subsidiaries originate for sale are sold without recourse. However, the Company is obligated under recourse provisions related to $20,751,000 of loans it is servicing. These loans were included in the $371,000,000 mortgage loan servicing portfolio purchased during 1990. The Company assesses the credit risk of these and other loan commitments when evaluating the adequacy of the allowance for credit losses.

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

23 - Condensed Financial Information of Parent Corporation

     In the following condensed financial information of Fourth
Financial Corporation (parent only), investments in subsidiaries are recorded using the equity method of accounting.


Fourth Financial Corporation (Parent Only)
Condensed Statements Of Condition

                                                                                              December 31,
                                                                                        ------------------------
                                                                                           1992          1991
                                                                                        ----------    ----------
                                                                                             (In thousands)
Assets:
  Cash in subsidiary banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    103      $    143
  Interest-bearing deposits in subsidiary banks. . . . . . . . . . . . . . . . . . .        4,665        16,218
  Securities repurchase agreement with subsidiary bank . . . . . . . . . . . . . . .       55,900            --
  Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,215        16,119
  Investments in bank subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . .      380,901       311,946
  Investments in other subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .        5,036         3,328
  Other assets (including receivables from subsidiaries
    of $945 in 1992 and $981 in 1991). . . . . . . . . . . . . . . . . . . . . . . .        4,072         2,968
  Cost in excess of net assets acquired. . . . . . . . . . . . . . . . . . . . . . .       30,957        30,856
                                                                                         --------      --------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $494,849      $381,578
                                                                                         ========      ========

Liabilities And Stockholders' Equity:
  Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    425      $  3,176
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         6,207
  Other liabilities (including amounts owed to subsidiaries
   of $862 in 1992 and $130 in 1991) . . . . . . . . . . . . . . . . . . . . . . . .        7,882         6,112
  Long-term debt (including notes due subsidiaries
   of $573 in 1992 and $616 in 1991) . . . . . . . . . . . . . . . . . . . . . . . .       22,448        31,241
                                                                                         --------      --------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,755        46,736
  Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      464,094       334,842
                                                                                         --------      --------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .     $494,849      $381,578
                                                                                         ========      ========

Fourth Financial Corporation (Parent Only)
Condensed Statements of Income
                                                                                     Year Ended December 31,
                                                                              ----------------------------------
                                                                                1992         1991         1990
                                                                              --------     --------     --------
                                                                                        (In thousands)
Dividends from subsidiaries:
  Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $53,716      $46,822      $38,163
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         250          600          400
Fee income (principally from subsidiaries) . . . . . . . . . . . . . . . .      40,250       32,323       23,676
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,551        1,251          530
                                                                               -------      -------      -------
    Total income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,767       80,996       62,769
                                                                               -------      -------      -------
Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . .      21,660       19,457       14,681
Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .       8,204        8,832        7,096
Net occupancy (includes rent paid to bank subsidiaries
 of $1,632 in 1992, $1,400 in 1991, and $1,200 in 1990). . . . . . . . . .       2,024        1,593        1,365
Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,780        1,635        1,740
Professional fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,085        1,894        1,763
Fees paid to bank subsidiaries . . . . . . . . . . . . . . . . . . . . . .         196          307          456
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,585        4,133        3,028
Restructuring charge . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,382        1,219           --
Amortization of cost in excess of net assets acquired. . . . . . . . . . .       2,062        2,024        1,812
Other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,116        4,895        3,897
                                                                               -------      -------      -------
    Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .      51,094       45,989       35,838
                                                                               -------      -------      -------
Income before income taxes, extraordinary items, and undistributed
 net income of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . .      46,673       35,007       26,931
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,136        2,332        2,315
Extraordinary item -- gain on extinguishment of debt . . . . . . . . . . .          --           --        3,626
Net income of subsidiaries in excess of (less than) dividends received . .       5,378      (12,019)     (26,909)
                                                                               -------      -------      -------
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $53,187      $25,320      $ 5,963
                                                                               =======      =======      =======

Fourth Financial Corporation (Parent Only)
Condensed Statements of Cash Flows

                                                                               Year Ended December 31,
                                                                           --------------------------------
                                                                             1992        1991        1990
                                                                           --------    --------    --------
                                                                                     (In thousands)
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 53,187    $ 25,320    $  5,963
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      6,314       6,649       5,599
    Net income of subsidiaries (in excess of) less than
     dividends received. . . . . . . . . . . . . . . . . . . . . . . . .     (5,378)     12,019      26,909
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       (275)       (365)       (276)
    (Gain) loss on sale of equipment . . . . . . . . . . . . . . . . . .        377           1        (120)
    Change in assets and liabilities, net of effects
     from purchase of acquired entities:
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       (821)        603       4,741
      Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      1,263       2,084       1,456
                                                                           --------    --------    --------
        Net cash provided by operating activities. . . . . . . . . . . .     54,667      46,311      44,272
                                                                           --------    --------    --------
Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired. . . . . . . . . . . . . . . .     (9,951)         --      (5,602)
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . .     (3,310)     (2,842)     (9,379)
  Proceeds from sale of premises and equipment . . . . . . . . . . . . .      1,559          37         151
  Proceeds from sales of investment securities . . . . . . . . . . . . .         --           5          --
  Investments in subsidiaries. . . . . . . . . . . . . . . . . . . . . .    (57,497)     (1,335)    (66,283)
                                                                           --------    --------    --------
        Net cash used in investing activities. . . . . . . . . . . . . .    (69,199)     (4,135)    (81,113)
                                                                           --------    --------    --------
Cash Flows From Financing Activities:
  Net change in commercial paper . . . . . . . . . . . . . . . . . . . .     (2,751)        821       1,161
  Net change in other borrowings . . . . . . . . . . . . . . . . . . . .     (6,207)    (45,550)     45,350
  Proceeds from long term borrowing. . . . . . . . . . . . . . . . . . .         --      35,000          --
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .     (8,793)     (4,408)     (5,876)
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . .         --        (697)     (4,468)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . .    (16,768)    (16,434)    (15,840)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .     (5,368)         --          --
  Proceeds from issuance of preferred stock, net of offering costs . . .     96,920          --          --
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . .      2,470       2,268       2,016
  Net change in stock option loans . . . . . . . . . . . . . . . . . . .        (18)       (346)        (50)
  Capital transactions of pooled companies . . . . . . . . . . . . . . .       (646)        226       9,855
                                                                           --------    --------    --------
        Net cash provided by (used in) financing activities. . . . . . .     58,839     (29,120)     32,148
                                                                           --------    --------    --------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . .     44,307      13,056      (4,693)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . .     16,361       3,305       7,998
                                                                           --------    --------    --------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . .   $ 60,668    $ 16,361    $  3,305
                                                                           ========    ========    ========
Supplemental Disclosures:
  Cash and cash equivalents:
    Cash in subsidiary banks . . . . . . . . . . . . . . . . . . . . . .   $    103    $    143    $    971
    Interest-bearing deposits in subsidiary banks. . . . . . . . . . . .      4,665      16,218       2,334
    Securities repurchase agreements with subsidiary bank. . . . . . . .     55,900          --          --
                                                                           --------    --------    --------
        Total cash and cash equivalents. . . . . . . . . . . . . . . . .   $ 60,668    $ 16,361    $  3,305
                                                                           ========    ========    ========
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,669    $  3,786    $  2,391
                                                                           ========    ========    ========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 14,025    $  9,072    $  7,603
                                                                           ========    ========    ========
  Detail of entities acquired:
    Fair value of bank stock and other assets acquired . . . . . . . . .   $  7,784    $     --    $ 19,819
    Cost in excess of net assets acquired. . . . . . . . . . . . . . . .      2,167          --       4,456
    Value of common stock issued in acquisition. . . . . . . . . . . . .         --          --     (14,847)
    Value of treasury stock issued in acquisition. . . . . . . . . . . .         --          --      (3,826)
                                                                           --------    --------    --------
        Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,951    $     --    $  5,602
                                                                           ========    ========    ========




                      FOURTH FINANCIAL CORPORATION
                     REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Fourth Financial Corporation

We have audited the accompanying consolidated statements of condition of Fourth Financial Corporation as of December 31, 1992 and 1991 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1991 and 1990 financial statements of Fourth National Corporation, United Bank of Kansas, Inc. or KNB Bancshares, Inc., which statements reflect total assets constituting 12% in 1991 and interest income constituting 12% in 1991 and 14% in 1990 of the related consolidated totals. Those statements were audited by other auditors and our opinion, insofar as it relates to data included for these companies, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fourth Financial Corporation at December 31, 1992 and 1991, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.





                                                /s/  Ernst & Young



Wichita, Kansas
January 29, 1993
except for Note 2, as to which
the date is February 12, 1993



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




                                                ARTHUR ANDERSEN & CO.



Tulsa, Oklahoma
  February 7, 1992



              UNITED BANK OF KANSAS, INC. AND SUBSIDIARY
         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
United Bank of Kansas, Inc.

We have audited the consolidated balance sheet of United Bank of Kansas, Inc. and Subsidiary as of December 31, 1991, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1991 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bank of Kansas, Inc. and Subsidiary as of December 31, 1991, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1991 in conformity with generally accepted accounting principles.

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




                                                /s/ Grant Thornton

                                                GRANT THORNTON



Wichita, Kansas
January 23, 1992


                    KNB BANCSHARES, INC. AND SUBSIDIARIES
                        INDEPENDENT AUDITORS' REPORT





KNB Bancshares, Inc. and Subsidiaries:

We have audited the consolidated balance sheet of KNB Bancshares, Inc. and Subsidiaries ("Bancshares and Subsidiaries") as of December 31, 1991, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended (none of which are presented herein). These consolidated financial statements are the responsibility of the management of Bancshares and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bancshares and Subsidiaries at December 31, 1991, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche

DELOITTE & TOUCHE


Kansas City, Missouri
February 7, 1992