Form 10-Q
period 1994-03-31
FOURTH FINANCIAL CORP
filed 1994-05-16
CIK 38475

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           _______________
                              FORM 10-Q
(Mark One)
   _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the quarter ended March 31, 1994
                                 OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________ to _________________

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


 Registrant's telephone number, including area code: (316) 292-5339


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


     There were 26,291,367 shares of common stock, par value $5 per share, of the registrant outstanding as of April 29, 1994.






                                 TABLE OF CONTENTS


                                      PART I

Item                                                                      Page
- - ----                                                                      ----

 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .     3

 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations. . . . . . . . . . . . . . . . . . . .    12



                                      PART II


  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .    32

  4.  Submission of Matters to a Vote of Security Holders . . . . . . .    32

  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .    32

  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .    33

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .    34


                              PART I


Item 1.  Financial Statements.

     Set forth below are the consolidated financial statements of Fourth Financial Corporation.


       Consolidated Statements of Condition as of March 31, 1994,
   December 31, 1993 and March 31, 1993

       Consolidated Statements of Income for the three-month periods ended March 31, 1994 and 1993

       Consolidated Statements of Changes in Stockholders' Equity for the three-month periods ended March 31, 1994 and 1993

       Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1994 and 1993

       Notes to Consolidated Financial Statements



                          FOURTH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                        March 31,     December 31,     March 31,
                                                                          1994            1993           1993
                                                                       ----------     ------------   -----------
                                                                                (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $  311,265     $  313,799     $  285,186
  Interest-bearing deposits in other financial institutions . . . . .       2,151          2,232          4,197
  Investment securities (Market value-$3,035,355, $2,930,908,
    and $2,918,730) . . . . . . . . . . . . . . . . . . . . . . . . .   3,056,684      2,929,543      2,842,642
  Trading account securities. . . . . . . . . . . . . . . . . . . . .       2,972            474          2,002
  Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . . . . . . . . .      18,305          4,575         80,285
  Loans and leases:
    Total loans and leases. . . . . . . . . . . . . . . . . . . . . .   3,172,196      3,257,787      2,827,013
    Allowance for credit losses . . . . . . . . . . . . . . . . . . .     (66,742)       (66,368)       (74,857)
                                                                       ----------     ----------     ----------

      Net loans and leases. . . . . . . . . . . . . . . . . . . . . .   3,105,454      3,191,419      2,752,156
  Bank premises and equipment . . . . . . . . . . . . . . . . . . . .     146,000        142,972        126,073
  Income receivable and other assets. . . . . . . . . . . . . . . . .     148,200         94,061        197,661
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .      61,822         63,798         58,390
                                                                       ----------     ----------     ----------

        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $6,852,853     $6,742,873     $6,348,592
                                                                       ==========     ==========     ==========

Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .  $  913,894     $  944,290     $  844,145
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   4,292,950      4,363,446      4,277,317
                                                                       ----------     ----------     ----------

      Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .   5,206,844      5,307,736      5,121,462
  Federal funds purchased and securities sold under agreements to
   repurchase . . . . . . . . . . . . . . . . . . . . . . . . . . . .     505,261        493,927        404,910
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . .     400,000        250,000         50,000
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .      22,943         23,002         24,065
  Accrued interest, taxes, and other liabilities. . . . . . . . . . .     114,437         55,874        179,058
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       9,501         13,989         24,180
                                                                       ----------     ----------     ----------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . .   6,258,986      6,144,528      5,803,675
                                                                       ----------     ----------     ----------

  Minority interest in subsidiary . . . . . . . . . . . . . . . . . .          --             --          1,338

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .     100,000        100,000        103,641
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  26,575,251, 26,575,251, and 25,324,164 shares. . . . .     132,876        132,876        126,621
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .     105,905        105,905        102,005
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     251,026        239,456        212,459
    Less: Treasury stock at cost (111,518 shares) . . . . . . . . . .      (3,245)        (3,245)            --
          Stock option loans. . . . . . . . . . . . . . . . . . . . .      (1,785)        (1,795)        (1,147)
                                                                       ----------     ----------     ----------
            Stockholders' equity before net unrealized gains on
             available-for-sale securities. . . . . . . . . . . . . .     584,777        573,197        543,579
  Net unrealized gains on available-for-sale securities . . . . . . .       9,090         25,148             --
                                                                       ----------     ----------     ----------

      Total stockholders' equity. . . . . . . . . . . . . . . . . . .     593,867        598,345        543,579
                                                                       ----------     ----------     ----------

      Total liabilities and stockholders' equity. . . . . . . . . . .  $6,852,853     $6,742,873     $6,348,592
                                                                       ==========     ==========     ==========




See accompanying notes.



                          FOURTH FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                         ------------------------------------
                                                                           March 31,     March 31,    Percent
                                                                             1994          1993       Change
                                                                         -----------   -----------    -------
                                                                                 (Dollars in thousands,
                                                                                except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . . . . . . . . . . . . . . . .   $64,354       $61,772        4.2%
  Interest on short-term investments . . . . . . . . . . . . . . . . . .       144           927      (84.5)
  Interest and dividends on investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,524        36,572       (2.9)
    Tax-preferred. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,364         4,700       (7.1)
  Interest and dividends on trading account securities . . . . . . . . .        38            34       11.8
                                                                           -------       -------
      Total interest income. . . . . . . . . . . . . . . . . . . . . . .   104,424       104,005         .4
                                                                           -------       -------

Interest Expense:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . .    34,393        38,701      (11.1)
  Interest on borrowings . . . . . . . . . . . . . . . . . . . . . . . .     6,943         2,450        1.8X
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . .       291           592      (50.8)
                                                                           -------       -------
      Total interest expense . . . . . . . . . . . . . . . . . . . . . .    41,627        41,743        (.3)
                                                                           -------       -------

Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . .    62,797        62,262         .9
  Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .       260         3,206      (91.9)
                                                                           -------       -------

Net Interest Income After Provision For Credit Losses. . . . . . . . . .    62,537        59,056        5.9
                                                                           -------       -------

Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,383         4,436       21.3
  Service charges on deposit accounts. . . . . . . . . . . . . . . . . .     8,852         7,262       21.9
  Bank card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,591         3,585         .2
  Investment securities gains. . . . . . . . . . . . . . . . . . . . . .     3,564           749        3.8X
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,525         6,502      (15.0)
                                                                           -------       -------
      Total noninterest income . . . . . . . . . . . . . . . . . . . . .    26,915        22,534       19.4
                                                                           -------       -------

Noninterest Expense:
  Salaries and employee benefits . . . . . . . . . . . . . . . . . . . .    29,486        26,130       12.8
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . .     5,541         5,359        3.4
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,129         4,019        2.7
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,992         3,163       (5.4)
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,807         1,852       (2.4)
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . .     1,976         2,195      (10.0)
  Nonoperating charge. . . . . . . . . . . . . . . . . . . . . . . . . .        --         6,549
  Net costs of operation of other real estate and nonperforming assets .      (117)          233
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,405        13,675       (2.0)
                                                                           -------       -------
      Total noninterest expense. . . . . . . . . . . . . . . . . . . . .    59,219        63,175       (6.3)
                                                                           -------       -------

Income Before Income Taxes and Cumulative
 Effect of a Change in Accounting Principle. . . . . . . . . . . . . . .    30,233        18,415       64.2
  Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . .    10,032         4,733        1.1X
                                                                           -------       -------

Income Before Cumulative Effect of a Change in Accounting Principle. . .    20,201        13,682       47.6
  Cumulative effect of a change in accounting for income taxes . . . . .        --        10,514
                                                                           -------       -------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $20,201       $24,196      (16.5)
                                                                           =======       =======

Net Income Applicable To Common and Common-Equivalent Shares . . . . . .   $18,451       $22,446      (17.8)
                                                                           =======       =======

Primary Earnings Per Common Share:
  Income applicable to common and common-equivalent shares
   before cumulative effect of a change in accounting principle. . . . .   $   .70       $   .47       48.9%
  Cumulative effect of a change in accounting for income taxes . . . . .        --           .41
                                                                           -------       -------
  Net income applicable to common and common-equivalent shares . . . . .   $   .70       $   .88      (20.5)
                                                                           =======       =======
Fully Diluted Earnings Per Common Share:
  Income before cumulative effect of a change in accounting principle. .   $   .68       $   .46       47.8
  Cumulative effect of a change in accounting for income taxes . . . . .        --           .35
                                                                           -------       -------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   .68       $   .81      (16.0)
                                                                           =======       =======

Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . .   $   .26       $   .24        8.3
                                                                           =======       =======

                             See accompanying notes.




                           FOURTH FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)

                        Preferred Stock  Common Stock                     Treasury Stock             Net
                        --------------- ---------------                   -------------- Stock   Unrealized
                                                         Capital Retained                Option   Gains on
                        Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total
                        ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  --------
                                                           (In thousands)
Balance, January 1,
 1993 . . . . . . . . .  1,222 $103,641 25,218 $126,091 $101,717 $195,433   --  $    --  $(1,069)  $    --  $525,813

  Net income. . . . . .     --       --     --       --       --   24,196   --       --       --        --    24,196
  Issuance of common
   stock under stock
   option plans . . . .     --       --     21      106       87       --   --       --       --        --       193
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (1,750)  --       --       --        --    (1,750)
    Common stock. . . .     --       --     --       --       --   (5,366)  --       --       --        --    (5,366)
    Pooled companies. .     --       --     --       --       --      (54)  --       --       --        --       (54)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --      (78)       --       (78)
  Capital transactions
   of pooled companies.     --       --     85      424      201       --   --       --       --        --       625
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------

Balance, March 31,
 1993 . . . . . . . . .  1,222 $103,641 25,324 $126,621 $102,005 $212,459   --  $    --  $(1,147) $     --  $543,579
                        ====== ======== ====== ======== ======== ======== ====  =======  =======  ========  ========


Balance, January 1,
 1994 . . . . . . . . .    250 $100,000 26,575 $132,876 $105,905 $239,456 (112) $(3,245) $(1,795) $ 25,148  $598,345
  Net income. . . . . .     --       --     --       --       --   20,201   --       --       --        --    20,201
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (1,750)  --       --       --        --    (1,750)
    Common stock  . . .     --       --     --       --       --   (6,881)  --       --       --        --    (6,881)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --       10        --        10
  Net change in
   unrealized gains
   on available-for-
   sale securities. . .     --       --     --       --       --       --   --       --       --   (16,058)  (16,058)
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------

Balance, March 31,
 1994 . . . . . . . . .    250 $100,000 26,575 $132,876 $105,905 $251,026 (112) $(3,245) $(1,785) $  9,090  $593,867
                        ====== ======== ====== ======== ======== ======== ====  =======  =======  ========  ========



See accompanying notes.




FOURTH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                                Three Months Ended
                                                                                             -----------------------
                                                                                              March 31,   March 31,
                                                                                                 1994        1993
                                                                                             ----------- -----------
Increase (Decrease) in Cash and Due from Banks                                                   (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   20,201  $   24,196
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          65
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         260       3,206
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,998       6,251
    Accretion of discounts on investment securities, net of amortization of premiums . . . .       6,055       2,676
    Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . .          70         258
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         418        (382)
    Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,564)       (749)
    Write-down of core deposit intangibles, purchased mortgage
     servicing rights, premises and equipment, and other assets. . . . . . . . . . . . . . .          --       5,444
    Gain on sales of premises and equipment, other real estate owned, and other assets . . .        (610)       (681)
    Change in assets and liabilities:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,238)      1,524
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      98,062        (322)
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,385     249,981
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,469      53,410
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,593)     (2,059)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         502         205
                                                                                              ----------  ----------

        Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . .     133,415     343,023
                                                                                              ----------  ----------

Cash Flows From Investing Activities:
  Proceeds from settlement of sales of available-for-sale investment securities. . . . . . .     403,355          --
  Proceeds from maturities and prepayments of available-for-sale investment securities . . .      67,178          --
  Purchases of available-for-sale investment securities. . . . . . . . . . . . . . . . . . .    (493,997)         --
  Proceeds from settlement of sales of held-to-maturity investment securities. . . . . . . .          --       5,077
  Proceeds from maturities and prepayments of held-to-maturity investment securities . . . .     158,503     223,830
  Purchases of held-to-maturity investment securities. . . . . . . . . . . . . . . . . . . .    (290,699)   (677,425)
  Proceeds from sales of premises and equipment, other real estate owned, and other assets .       2,482       4,115
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,436)     (7,694)
  Change in assets and liabilities:
    Interest-bearing deposits in other financial institutions. . . . . . . . . . . . . . . .          84         444
    Federal funds sold and securities purchased under agreements to resell . . . . . . . . .     (13,730)    119,836
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,382)     13,577
                                                                                              ----------  ----------

        Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .    (183,642)   (318,240)
                                                                                              ----------  ----------

Cash Flows From Financing Activities:
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,488)     (4,998)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,881)     (5,366)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,750)     (1,750)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . .          --         193
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10         (78)
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . . . . . . . .          --         527
  Change in liabilities:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (100,473)   (257,802)
    Federal funds purchased and securities sold under agreements to repurchase . . . . . . .      11,334      78,773
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .     150,000      50,000
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (59)        373
                                                                                              ----------  ----------

        Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .      47,693    (140,128)
                                                                                              ----------  ----------

Decrease in cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,534)   (115,345)
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . . . . . . . .     313,799     400,531
                                                                                              ----------  ----------

Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $  311,265  $  285,186
                                                                                              ==========  ==========

Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   41,126  $   41,537
                                                                                              ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        7  $    1,413
                                                                                              ==========  ==========

See accompanying notes.





                   FOURTH FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1 - Basis of Presentation

   The consolidated financial statements include the accounts of Fourth Financial Corporation and its wholly-owned subsidiaries (the "Company"). They have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended
December 31, 1993.

   The consolidated financial statements for prior periods have been restated to reflect the poolings of interests of Southgate Banking Corporation ("SBC"), Nichols Hills Bancorporation, Inc. ("NHB"), Commercial Landmark Corporation ("CLC"), Western National Bancorporation, Inc. ("WNB"), and Ponca Bancshares, Inc. ("PBI"). Certain reclassifications of previously reported amounts also have been made to conform with current year presentation format.


2 - Investment and Trading Securities

   The following table presents the book values of investment securities.

                                                                 March 31,     December 31,     March 31,
                                                                    1994           1993            1993
                                                               -------------  -------------  --------------
                                                                              (In thousands)
Held-to-maturity (at amortized cost) . . . . . . . . . . . .     $1,985,858     $1,811,767     $2,842,642
Available-for-sale (at estimated fair value) . . . . . . . .      1,070,826      1,117,776             --
                                                                 ----------     ----------     ----------

                                                                 $3,056,684     $2,929,543     $2,842,642
                                                                 ==========     ==========     ==========

   The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities.

                                                                                Three Months Ended
                                                                                ------------------
                                                                                  March 31, 1994
                                                                                ------------------
                                                                                  (In thousands)
Sales price of available-for-sale investment securities . . . . . . . . . . . .      $452,151
                                                                                     ========

Gross realized gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,830
Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,413
                                                                                     --------

    Net gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,417
                                                                                     ========

   The change in net unrealized holding gain or loss on trading securities that has been included in earnings for the period ended March 31, 1994 is a loss of $35,000.



3 - Preferred Stock

                                                                 March 31,     December 31,     March 31,
                                                                    1994           1993            1993
                                                               -------------  -------------  --------------
                                                                          (Dollars in thousands)
Class A cumulative convertible preferred stock,
  par value $100 per share
  Authorized:  250,000 shares
  Issued:  250,000 shares (at liquidation preference) . . . .     $100,000       $100,000        $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . .           --             --              --

CLC's convertible preferred stock, par value $6.22 per share
  Authorized:  771,720 shares
  Issued:  181,700 shares at March 31, 1993 . . . . . . . . .           --             --           1,130

WNB's 1987 convertible preferred stock
  Issued:  117,487 shares at March 31, 1993 . . . . . . . . .           --             --             769

WNB's 1989 convertible preferred stock
  Issued:  672,464 shares at March 31, 1993 . . . . . . . . .           --             --           1,742
                                                                  --------       --------        --------

                                                                  $100,000       $100,000        $103,641
                                                                  ========       ========        ========

   The table includes the preferred stock of CLC and WNB. These bank holding companies were acquired in 1993 poolings-of-interests transactions. Prior to CLC's merger with the Company, CLC's preferred stock was converted to CLC common stock, which was then exchanged for Company common stock. All of WNB's preferred stock was exchanged for Company common stock in the business combination. The par value, shares authorized, and shares issued in the previous table have been adjusted by the merger exchange ratios to reflect equivalent Company common shares.


4 - Nonoperating Charge

   During the first quarter of 1993, the Company recorded a nonoperating charge of $6,549,000 to reflect merger, integration, and restructuring charges associated with the prior-year acquisitions and to accelerate core deposit intangible amortization, data processing
hardware depreciation, and software amortization.   Merger,
integration, and restructuring charges included severance and other compensation and systems conversion costs.


5 - Earnings and Dividends Per Common Share

   Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                     1994          1993
                                                                                  ----------    ----------
      Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26,463,733    25,568,455
      Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,912,008    29,634,804

   Primary earnings per common share were computed by dividing net income applicable to common and common-equivalent shares by the weighted average common and common-equivalent shares outstanding during the period (common share equivalents include CLC's preferred stock and WNB's 1987 preferred stock). Fully diluted earnings per common share were computed by adjusting net income for interest expense (net of income taxes) associated with CLC's convertible debt. The adjusted net income was then divided by the weighted average of common and common-equivalent shares outstanding plus the number of shares which would have been outstanding during the year had the Class A convertible preferred stock, the CLC and WNB convertible notes and debentures, and WNB's 1989 preferred stock been converted in accordance with their respective governing instruments. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

   The adjustment of net income for CLC's and WNB's convertible debt interest expense (net of income taxes) was as follows:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                     1994          1993
                                                                                  ----------    ----------
                                                                                       (In thousands)
Interest expense adjustment . . . . . . . . . . . . . . . . . . . . . . . . . .      $ --          $  3

   Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests.




                          FOURTH FINANCIAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                             March 31,     March 31,   Percent
                                                                               1994          1993(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  104,424   $  104,005       .4%
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       62,797       62,262       .9
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .       65,109       64,761       .5
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .          260        3,206    (91.9)
  Income before cumulative effect of a change in accounting principle . .       20,201       13,682     47.6
  Cumulative effect of a change in accounting for income taxes. . . . . .           --       10,514
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,201       24,196    (16.5)
  Net income applicable to common and common-equivalent shares. . . . . .       18,451       22,446    (17.8)
Per Common Share Data:
  Primary earnings per common share:
    Net income applicable to common and common-equivalent shares
     before cumulative effect of a change in accounting principle . . . .   $      .70   $      .47     48.9%
    Cumulative effect of a change in accounting for income taxes  . . . .           --          .41
    Net income applicable to common and common-equivalent shares  . . . .          .70          .88    (20.5)
  Fully diluted earnings per common share:
    Income before cumulative effect of a change in accounting principle .          .68          .46     47.8
    Cumulative effect of a change in accounting for income taxes. . . . .           --          .35
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .68          .81    (16.0)
  Fully diluted earnings per common share as originally reported(1) . . .          .68          .86    (20.9)
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .26          .24      8.3
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        18.66        17.37      7.4
  Book value exclusive of net unrealized gains on
   available-for-sale securities at period-end. . . . . . . . . . . . . .        18.32        17.37      5.5
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28 3/4-25 1/4  31-28 1/2
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       26,464       25,568      3.5
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       26,464       25,324      4.5
  Period-end common shares outstanding assuming full dilution (000s). . .       29,912       29,675       .8
Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $6,852,853   $6,348,592      7.9%
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .        9,501       24,180    (60.7)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      493,867      439,938     12.3
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      593,867      543,579      9.3
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,739,514    6,121,231     10.1
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      495,921      429,833     15.4
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      595,921      532,344     11.9
Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.22%        1.60%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        13.75        18.43
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        15.09        21.18
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.26         4.70
Asset Quality Ratios:
  Net (recoveries) charge-offs (annualized)/average loans and leases. . .         (.01)%        .20%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .         1.18         2.02
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       237.41       191.84
  Allowance for credit losses/period-end loans and leases . . . . . . . .         2.10         2.65
Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         8.67%        8.56%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        89.43        90.45
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.88         8.05
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        13.02        13.63
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        14.27        14.88
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        37.14        27.27

__________

  (1)  Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)  Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)  Range of the high and low bid prices for the period.
  (4)  Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)  Investments in subsidiaries divided by period-end stockholders' equity.
  (6)  Tier I capital divided by current quarter average assets less certain intangibles.
  (7)  Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).
       Both capital amounts are divided by risk-weighted assets.
  (8)  Common dividend per share divided by primary earnings per share.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Performance Summary

      Net income for the first quarter of 1994 was $20.2 million compared to $24.2 million in the first quarter of 1993 when the cumulative effect of the change in accounting for income taxes added $10.5 million to net income. Income before the cumulative effect of a change in accounting principle for the first quarter of 1994 was $20.2 million, 47.6% higher than the $13.7 million recorded in the same quarter of 1993. Fully diluted earnings per share on income before the cumulative effect of a change in accounting principle were $.68 and $.46 for the first quarters of 1994 and 1993, respectively. Fully diluted earnings per share on net income were $.68 and $.81 for the comparable quarters. For the first quarter of 1994, return on assets and return on common equity were 1.22% and 15.09%, respectively. Return on assets was 1.60% and return on common equity was 21.18% for the first quarter of 1993.

      These financial results reflect acquisitions accounted for as poolings of interests for both years, as the prior period was restated. However, acquisitions accounted for using the purchase method of accounting are only included in the results of operations for the periods subsequent to acquisition. There were no acquisitions completed during the first quarter of 1994. During 1993 the Company completed the eight business combinations detailed in the following schedule.

                                                                                                    Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
- - -------------  ------------------------------------  ------------  ---------- ---------- ---------- ---------
                                                                                         (In thousands)
1993 -
 February 12   Southgate Banking Corporation,           "SBC"       Pooling   $   62,628   $    --    451,310
                 Prairie Village, KS
 May 14        Guaranty Bancorporation,                 "GB"        Purchase      82,606     4,386         --
                 Tulsa, OK
 May 28        Bancshares of Woodward, Inc.,            "BOW"       Purchase     130,192    17,859         --
                 Woodward and Waukomis, OK
 May 28        F&M Bank Services, Inc.,                 "FBS"       Purchase      61,565     8,068         --
                 Derby, KS
 May 28        Nichols Hills Bancorporation, Inc.,      "NHB"       Pooling       97,869        --    469,906
                 Nichols Hills, OK
 September 17  Commercial Landmark Corporation,         "CLC"       Pooling      465,060        --  1,874,812
                 Muskogee, OK
 December 3    Western National Bancorporation, Inc.,   "WNB"       Pooling      206,288        --  1,110,695(1)
                 Tulsa, OK
 December 10   Ponca Bancshares, Inc.,                  "PBI"       Pooling      117,275        --    478,395
                 Ponca City, OK
                                                                              ----------   -------  ---------
                                                                              $1,223,483   $30,313  4,385,118
                                                                              ==========   =======  =========

- - ----------

(1)   An additional 108,748 shares were issued on December 3, 1993 to acquire the minority interest of WNB's bank subsidiary.

      One deposit assumption transaction also was completed during 1993. On April 2, 1993, $99,399,000 of liabilities were assumed by the Kansas bank subsidiary from a failed bank in Mission, Kansas. A premium of $1,141,000 was paid to the Federal Deposit Insurance Corporation to assume these liabilities.

      During the first quarter of 1993, a nonoperating charge of $6.5 million (after-tax $4.8 million, or $.16 per fully diluted share) was taken to record merger, integration, and restructuring charges associated with prior-year acquisitions and to accelerate core deposit intangible amortization, data processing hardware depreciation, and software amortization. The merger, integration, and restructuring charges include severance and other compensation and systems conversion costs.

      Net interest income increased by $535,000 to total $62.8 million for the first quarter of 1994 as compared to $62.3 million for the first three months of last year. The increase in net interest income was principally related to the increased volume of interest-earning assets. Total average interest-earning assets were $6.1 billion for the first quarter of 1994, a $604.6 million, or 11.0%, increase over the comparable quarter of 1993. Comparing the first quarters of 1994 and 1993, average loans and leases increased $379.3 million, while average investment securities increased $322.3 million. The increased average assets were principally funded by increases in net federal funds purchased and securities sold under agreements to repurchase of $367.1 million and Federal Home Loan Bank borrowings of $244.7 million. The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 4.26% in the first quarter of 1994 from 4.70% in the comparable quarter of 1993.

      The provisions for credit losses totaled $260,000 and $3.2 million for the first quarters of 1994 and 1993, respectively. The 91.9% decrease in the provision reflects continued improvement in credit quality as demonstrated by a lower level of nonperforming assets and net recoveries in 1994 as compared to 1993, and the strong allowance for credit losses. At March 31, 1994, nonperforming assets were $37.7 million or .55% of assets, down from $57.6 million or .91% of assets at March 31, 1993. Net recoveries in the 1994 first quarter were $114,000 compared to net charge-offs of $1.4 million in the same quarter of 1993. The allowance for credit losses was $66.7 million or 237.41% of nonperforming loans at March 31, 1994, compared to a ratio of 191.84% at March 31, 1993.

      Noninterest income was $26.9 million in the first three months of 1994, a $4.4 million increase over the 1993 noninterest income of $22.5 million. Investment securities gains recognized during the first quarter of 1994 totaled $3.6 million compared to $749,000 in the first three months of 1993. In anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities, accounting for the increase in investment securities gains. Service charges on deposit accounts increased $1.6 million and trust fees increased $947,000. The larger customer base plus aggressive sales efforts resulted in a larger volume of service charge transactions and additional trust business.

      Operating expenses (noninterest expense less the nonoperating charge and net costs of operations of other real estate and nonperforming assets) increased 5.9% to total $59.3 million in the first three months of 1994. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 67.08% for the current-year quarter compared to 64.72% for the first quarter of the prior year. The higher efficiency ratio in the current year principally reflects the effect of abnormally large securities amortization on tax-equivalent net interest income rather than significantly higher expenses.

Net Interest Income

      For the first three months of 1994, net interest income amounted to $62.8 million, representing an increase of $535,000 over the $62.3 million earned during the comparable period of 1993. On a fully tax-equivalent basis, net interest income increased $348,000 to total $65.1 million in 1994 from $64.8 million in 1993. The increase in net interest income was attributable to an increased level of interest-earning assets due to loan growth, acquisitions, assumption of bank deposits, and increased borrowings associated with a higher level of federal funds purchased and Federal Home Loan Bank borrowings. However, the net yield on earning assets decreased to 4.26% in the first quarter of 1994 compared to 4.70% for the same period of 1993. The decrease in the net yield on earning assets is principally attributable to a sustained period of lower rates. The average cost of funds (interest expense/earning assets) declined 31 basis points while the earning asset yield declined 75 basis points. As interest rates declined during prior periods, rates paid on deposit liabilities with relatively short maturities repriced more rapidly than the longer term investment securities resulting in an improved net yield during those periods. As the investment securities subsequently matured and were reinvested at the low rates, the net yield declined.


      The prevailing low interest rates also stimulated a high volume of mortgage loan originations and refinancings nationwide. Although the Company benefitted from the originations and refinancings in its markets through increased loan fees, the nationwide refinancings and originations have resulted in accelerated prepayments on the Company's mortgage-backed securities, in particular those securities with large purchase premiums. These prepayments resulted in higher-than-normal securities premium amortization during the first quarter of 1994. This abnormal amortization reduced the net yield for the current quarter by approximately 10 basis points.

      Loan fees included in net interest income amounted to $2.6 million and $2.3 million for the first three months of 1994 and 1993, respectively. The increase in loan fees in the first quarter of 1994 as compared to the first quarter of 1993 was principally attributable to an increase in the volume of residential mortgage loan originations and the refinancing of existing mortgages. The dollar volume of residential mortgage loan originations and refinancings increased $61.3 million or 129.3% between the first quarters of 1994 and 1993. However, the recent increase in mortgage rates has slowed the originations and refinancing of existing mortgages. In comparison to the fourth quarter of 1993, when the dollar volume of residential mortgage loan originations and refinancings were $153.1 million, the first quarter of 1994 reflects a $44.3 million decrease in residential mortgage loan originations and refinancings.

      The following table provides the dollar volume and the number of residential mortgage loan originations and refinancings during the first quarters of 1994 and 1993.

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   1994              1993
                                                                                ----------        ----------
                                                                                   (Dollars in thousands)
Residential mortgage loan originations and refinancings:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $108,756          $ 47,423
  Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,762               711

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

                                                                Comparison of Three-Month Periods Ended
                                                                         March 31, 1994 to 1993
                                                             ---------------------------------------------
                                                                                      Change
                                                               Total              Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .     $2,575     $ 8,278    $ (5,013)   $   (690)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (22)        (28)         14          (8)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .       (762)       (767)         37         (32)
    Taxable investment securities . . . . . . . . . . . .     (1,048)      4,774      (5,087)       (735)
    Tax-preferred investment securities(1). . . . . . . .       (512)        459        (912)        (59)
    Trading account securities(1) . . . . . . . . . . . .          1           3          (1)         (1)
                                                              ------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .        232      12,719     (10,962)     (1,525)
                                                              ------     -------    --------    --------
  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     (1,555)        845      (2,234)       (166)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (2,753)     (1,084)     (1,732)         63
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      2,180       2,077          54          49
    Federal Home Loan Bank borrowings . . . . . . . . . .      2,403       2,251           7         145
    Other borrowings. . . . . . . . . . . . . . . . . . .        (90)        (31)        (67)          8
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (301)       (223)       (120)         42
                                                              ------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .       (116)      3,835      (4,092)        141
                                                              ------     -------    --------    --------
   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .        348     $ 8,884    $ (6,870)   $ (1,666)
                                                              ------     =======    ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .        187
                                                              ------
   Net interest income change . . . . . . . . . . . . . .     $  535
                                                              ======

__________

 (1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

      The following table presents average balances, income and expense, and yields and rates for the three-month periods ended March 31, 1994 and 1993.

                                                                            Three Months Ended
                                                           -----------------------------------------------------
                                                                 March 31, 1994             March 31, 1993
                                                           -------------------------- --------------------------
                                                             Average   Income/ Yield/   Average   Income/ Yield/
                                                             Balance   Expense  Rate    Balance   Expense  Rate
                                                           ---------- -------- ------ ---------- -------- ------
                                                                           (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2). . . . . . . . . . . . . . . .  $3,203,280 $ 64,422  8.13% $2,823,952 $ 61,847  8.85%
    Interest-bearing deposits in other financial
     institutions . . . . . . . . . . . . . . . . . . . .       2,183       29  5.30       4,935       51  4.16
    Federal funds sold and securities purchased under
     agreements to resell . . . . . . . . . . . . . . . .      13,626      115  3.43     108,140      877  3.29
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . . . . .   2,674,402   35,524  5.33   2,365,880   36,572  6.19
      Tax-preferred(1). . . . . . . . . . . . . . . . . .     227,219    6,602 11.62     213,447    7,114 13.33
    Trading account securities(1) . . . . . . . . . . . .       3,134       44  5.63       2,931       43  5.79
                                                           ---------- --------         --------- --------
        Total interest-earning assets(1). . . . . . . . .   6,123,844  106,736  7.02   5,519,285  106,504  7.77
  Cash and due from banks . . . . . . . . . . . . . . . .     357,880                    325,562
  Bank premises and equipment . . . . . . . . . . . . . .     145,198                    122,262
  Income receivable and other assets. . . . . . . . . . .     116,596                    167,995
  Intangible assets, net. . . . . . . . . . . . . . . . .      62,850                     60,618
  Allowance for credit losses . . . . . . . . . . . . . .     (66,854)                   (74,491)
                                                           ----------                 ----------
        Total assets. . . . . . . . . . . . . . . . . . .  $6,739,514                 $6,121,231
                                                           ==========                 ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest checking . . . . . . . . . . .  $2,139,455 $ 11,952  2.27% $2,013,431 $ 13,507  2.72%
      Time under $100,000 . . . . . . . . . . . . . . . .   1,804,880   18,850  4.24   1,884,143   22,046  4.75
      Time of $100,000 or more. . . . . . . . . . . . . .     364,123    3,591  4.00     382,294    3,148  3.34
                                                           ---------- --------        ---------- --------
        Total interest-bearing deposits . . . . . . . . .   4,308,458   34,393  3.24   4,279,868   38,701  3.67
    Federal funds purchased and securities sold under
     agreements to repurchase . . . . . . . . . . . . . .     546,769    4,271  3.17     274,143    2,091  3.09
    Federal Home Loan Bank borrowings . . . . . . . . . .     256,389    2,510  3.97      11,667      107  3.73
    Other borrowings. . . . . . . . . . . . . . . . . . .      20,489      162  3.20      23,375      252  4.36
    Long-term debt. . . . . . . . . . . . . . . . . . . .      13,852      291  8.40      22,405      592 10.57
                                                           ---------- --------        ---------- --------
        Total interest-bearing liabilities. . . . . . . .   5,145,957   41,627  3.28   4,611,458   41,743  3.67
                                                                      --------                   --------
  Noninterest-bearing deposits. . . . . . . . . . . . . .     930,734                    884,709
  Other liabilities and minority interest in subsidiary .      66,902                     91,389
                                                           ----------                 ----------
        Total liabilities . . . . . . . . . . . . . . . .   6,143,593                  5,587,556
  Minority interest in subsidiary . . . . . . . . . . . .          --                      1,331
  Preferred stockholders' equity. . . . . . . . . . . . .     100,000                    102,511
  Common stockholders' equity . . . . . . . . . . . . . .     495,921                    429,833
                                                           ----------                 ----------
        Total stockholders' equity. . . . . . . . . . . .     595,921                    532,344
                                                           ----------                 ----------
        Total liabilities and stockholders' equity. . . .  $6,739,514                 $6,121,231
                                                           ==========                 ==========
Net interest income(1). . . . . . . . . . . . . . . . . .             $ 65,109                   $ 64,761
                                                                      ========                   ========
Rate Analysis:
  Interest income/interest-earning assets(1). . . . . . .                       7.02%                      7.77%
Interest expense/interest-earning assets. . . . . . . .                         2.76                       3.07
                                                                               -----                      -----
        Net yield on earning assets(1). . . . . . . . . .                       4.26%                      4.70%
                                                                               =====                      =====

_________

(1)   Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2)   Nonaccrual loans are included in loans and leases.


Provision for Credit Losses

      The provisions for credit losses were $260,000 and $3.2 million for the first three months of 1994 and 1993, respectively. The lower provision for credit losses in the first quarter of 1994 reflects the continued improvement in credit quality as demonstrated by a lower level of nonperforming assets and net recoveries in the current quarter as compared to the first quarter of 1993, and the strong allowance for credit losses. Net recoveries for the first quarter of 1994 totaled $114,000 as compared to net charge-offs of $1.4 million or .20% of average loans for the first quarter of 1993. Nonperforming loans at March 31, 1994 were $28.1 million, down from $39.0 million at March 31, 1993. The March 31, 1994 allowance for credit losses of $66.7 million was 237.41% of nonperforming loans at that date, compared to the March 31, 1993 ratio of allowance for credit losses to nonperforming loans of 191.84%.

Noninterest Income

      Total noninterest income was $26.9 million for the first three months of 1994, representing an increase of $4.4 million or 19.4% over the $22.5 million recorded in the comparative period of 1993. Investment securities gains realized during the first quarter of 1994 totaled $3.6 million compared to $749,000 in the first quarter of 1993. In anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities, accounting for the increase in investment securities gains. Fees collected in the normal course of business increased 7.2% to total $23.4 million for the first quarter of 1994 from $21.8 million in the first quarter of 1993.

      The most significant changes in noninterest income between the first quarters of 1994 and 1993 occurred in trust fees and service charges on
deposit accounts.   The $947,000 or 21.3% increase in trust fees was the
result of increased sales efforts which generated new trust business. The $1.6 million or 21.9% increase in service charges was attributable to both consumer and commercial customers. These increased revenues were due to a reduction in waived fees and a larger volume of fee-based transactions. Brokerage and annuity sales fees were $1.1 million for the first quarter of 1994 compared to $1.6 million for the same quarter of 1993. The lower brokerage and annuity sales fees were attributable to a reduced volume of brokerage transactions associated with uncertain market conditions.

      The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the three-month periods ended March 31, 1994 and 1993.

                                                                                 Three Months Ended
                                                                           ------------------------------
                                                                                 March 31,
                                                                           --------------------   Percent
                                                                             1994        1993     Change
                                                                           --------    --------   -------
                                                                          (Dollars in thousands)
Fee income:
  Trust fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,383     $ 4,436     21.3%
  Service charges on deposit accounts . . . . . . . . . . . . . . . . .      8,852       7,262     21.9
  Bank card fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,591       3,585       .2
  Brokerage and annuity sales commissions . . . . . . . . . . . . . . .      1,083       1,571    (31.1)
  Trading account profits and commissions . . . . . . . . . . . . . . .        127         189    (32.8)
  Real estate loan service fees . . . . . . . . . . . . . . . . . . . .        589         701    (16.0)
  Safe deposit rent . . . . . . . . . . . . . . . . . . . . . . . . . .        468         400     17.0
  Travelers and official check fees and item handling charges . . . . .        593         518     14.5
  Insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . .        427         348     22.7
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,238       2,775    (19.4)
                                                                           -------     -------
    Total fee income  . . . . . . . . . . . . . . . . . . . . . . . . .     23,351      21,785      7.2

Other revenues:
  Investment securities gains . . . . . . . . . . . . . . . . . . . . .      3,564         749      3.8X
                                                                           -------     -------
    Total noninterest income. . . . . . . . . . . . . . . . . . . . . .    $26,915     $22,534     19.4
                                                                           =======     =======
  Fee income (annualized)/average assets  . . . . . . . . . . . . . . .       1.41%       1.44%
  Noninterest income (annualized)/average assets. . . . . . . . . . . .       1.62%       1.49%


Noninterest Expense

      Noninterest expense amounted to $59.2 million and $63.2 million for the first three months of 1994 and 1993, respectively. Noninterest expense for both periods includes certain nonoperating items such as net costs of operation of other real estate and nonperforming assets, the nonoperating charge, and other unusual items.

      In the first quarter of 1994, the gains from sales of other real estate and nonperforming assets exceeded the costs of operation of such assets resulting in a net gain of $117,000, as compared to the net costs of operation of other real estate and nonperforming assets in the first quarter of 1993 of $233,000. The decline in this category of expense between the first quarters of 1994 and 1993 reflects the lower level of other real estate and nonperforming assets. The $6.5 million nonoperating charge recorded in the first quarter of 1993 included severance and other compensation and system conversion costs, all associated with the merger and integration of prior-year acquisitions. The first quarter 1993 nonoperating charge also includes: acceleration of core deposit intangibles amortization associated with disintermediation of acquired deposits; and increased data processing hardware depreciation and software amortization related to the Company's commitment to continue to improve its technology. SBC, a prior-year business combination accounted for as a pooling of interests, settled a lawsuit during the first quarter of 1993 resulting in $313,000 of lawsuit settlement cost.

      Operating expense increased $3.3 million or 5.9% to total $59.3 million for the first three months of 1994. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 67.08% for the first quarter of 1994 as compared to 64.72% for the first quarter of 1993. The increased efficiency ratio principally reflects the effect that the unusually high securities premium amortization had on tax-equivalent net interest income. With more normal securities premium amortization the efficiency ratio for the first quarter of 1994 would have been approximately 65.4%. Operating expenses in both three-month periods reflect the large number of acquisitions and the substantial commitment of Company resources required for thorough assessment of credit and other business risks; software systems conversion and operations consolidation of acquired entities; and advertising, training, and other costs associated with instilling the BANK IV sales and credit culture, products, and services. The efficiency ratio will continue to be affected by due diligence and other acquisition costs as long as the Company engages in an active acquisition program; however, the expense should represent a smaller portion of total expenses as the company grows.


      The following table presents an analysis of noninterest expense for the three month periods ended March 31, 1994 and 1993.

                                                                                 Three Months Ended
                                                                           ------------------------------
                                                                                 March 31,
                                                                           --------------------   Percent
                                                                             1994        1993     Change
                                                                           --------    --------   -------
                                                                          (Dollars in thousands)
Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . .   $ 29,486    $ 26,130     12.8%
Furniture and equipment  . . . . . . . . . . . . . . . . . . . . . . . .      5,540       5,359      3.4
Net occupancy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,129       4,019      2.7
FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,992       3,163     (5.4)
Bank card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,807       1,852     (2.4)
Advertising and public relations . . . . . . . . . . . . . . . . . . . .      2,072       2,208     (6.2)
Communication  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        964         794     21.4
Postage and freight  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,604       1,507      6.4
Supplies, printed materials and forms. . . . . . . . . . . . . . . . . .      1,183       1,554    (23.9)
Federal Reserve service fees . . . . . . . . . . . . . . . . . . . . . .        384         334     15.0
Loan acquisition and maintenance . . . . . . . . . . . . . . . . . . . .        674         452     49.1
Outside service fees . . . . . . . . . . . . . . . . . . . . . . . . . .        780       1,236    (36.9)
Consulting fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        601         293      1.1X
Other professional fees and examinations . . . . . . . . . . . . . . . .      1,084       1,157     (6.3)
Amortization of intangible assets  . . . . . . . . . . . . . . . . . . .      1,976       2,195    (10.0)
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,060       3,762      7.9
                                                                           --------    --------
  Total operating expense  . . . . . . . . . . . . . . . . . . . . . . .     59,336      56,015      5.9
Net costs of operation of other real estate and nonperforming assets . .       (117)        233
Nonoperating charge. . . . . . . . . . . . . . . . . . . . . . . . . . .         --       6,549
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          65
Lawsuit settlement . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         313
                                                                           --------    --------
  Total noninterest expense. . . . . . . . . . . . . . . . . . . . . . .   $ 59,219    $ 63,175     (6.3)
                                                                           ========    ========
Noninterest expense (annualized)/average assets. . . . . . . . . . . . .       3.56%       4.19%
Noninterest expense less noninterest
 income (annualized)/average assets  . . . . . . . . . . . . . . . . . .       1.94%       2.69%
Operating expense less fee income (annualized)/average assets. . . . . .       2.17%       2.27%
Operating expense/fee income plus tax-equivalent net interest income . .      67.08%      64.72%

Income Taxes

      Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standard ("FAS") No. 109,
"Accounting for Income Taxes." The cumulative effect of adopting FAS No. 109 as of January 1, 1993 was to increase net income by $10.5 million.

      Income tax expense amounted to $10.0 million and $4.7 million for 1994 and 1993, respectively. The higher tax expense in the current period was principally attributable to a higher level of income before taxes.

Statements of Condition

      Total assets amounted to $6.9 billion and $6.3 billion at March 31, 1994 and 1993, respectively. Between March 31, 1994 and March 31, 1993, the Company completed three bank acquisitions accounted for as purchases and one bank deposit assumption transaction. Assets acquired in these four transactions totaled $373.8 million. The statements of condition for both period ends reflect the five 1993 business combinations accounted for as poolings of interests. In aggregate these pooled companies had assets of $949.1 million. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

      Between March 31, 1994 and 1993, loans and leases increased $345.2 million or 12.2% to total $3.2 billion at March 31, 1994. Increases were realized in various commercial and retail categories. Loans added through bank purchase transactions totaled $121.7 million. Net internal loan growth was $223.5 million, most of which was realized in the fourth quarter of 1993.

      The commercial loan categories, including commercial and industrial, agriculture, energy, bank stock, construction, and permanent commercial real estate and other commercial loans secured by real estate, increased an aggregate of $231.8 million or 15.6% between March 31, 1993 and December 31, 1993. These same categories increased an additional $56.0 million or 3.3% from year-end 1993 to total $1.8 billion at March 31, 1994. These increases are attributable to a continued emphasis on business development efforts and increasing credit demands associated with the strengthening of the economy.

      The $62.0 million increase in the 1-4 family mortgage portfolio between March 31, 1994 and March 31, 1993 primarily reflects originations and refinancing activity stimulated by relatively low mortgage interest rates. In connection with the Company's asset and liability management strategies, $110.1 million of residential mortgage loans were classified as held for sale at December 31, 1993. These loans were sold during the first quarter of 1994.

      The consumer portfolio declined $62.6 million or 13.6% between March 31, 1994 and 1993. This decrease is principally due to the $30.9 million paydown of automobile loans associated with the 1991 closure of the Company's indirect loan production offices.

      The following table shows the composition of loans and leases at March 31, 1994, December 31, 1993, and March 31, 1993.

                                                                   March 31,     December 31,      March 31,
                                                                     1994            1993            1993
                                                                 ------------    ------------    ------------
                                                                                (In thousands)
Commercial and industrial . . . . . . . . . . . . . . . . . . .   $  869,131      $  849,026      $  754,458
Agriculture . . . . . . . . . . . . . . . . . . . . . . . . . .      166,360         164,752         138,187
Energy  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,872          77,962          45,711
Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . . .       32,216          34,576          33,063
Real estate, less unearned discount:
  Construction  . . . . . . . . . . . . . . . . . . . . . . . .      100,640          92,158          67,481
  Secured by 1-4 family residences  . . . . . . . . . . . . . .      760,595         781,946         698,617
  Permanent commercial real estate and other  . . . . . . . . .      517,374         500,129         447,935
  Residential mortgage loans held for sale. . . . . . . . . . .       12,070         110,132             823
Consumer, less unearned discount  . . . . . . . . . . . . . . .      399,230         417,126         461,829
Credit card . . . . . . . . . . . . . . . . . . . . . . . . . .       86,078          91,562          77,538
Educational . . . . . . . . . . . . . . . . . . . . . . . . . .       53,323          55,968          34,181
Lease financing . . . . . . . . . . . . . . . . . . . . . . . .       49,801          40,195          30,493
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,506          42,255          36,697
                                                                  ----------      ----------      ----------
  Total loans and leases  . . . . . . . . . . . . . . . . . . .   $3,172,196      $3,257,787      $2,827,013
                                                                  ==========      ==========      ==========

      Commercial and Industrial: The Company's commercial and industrial loans generally are made to middle market and small businesses. There are no highly leveraged transactions.

      Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 76% of the agriculture portfolio at March 31, 1994. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

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

      Real Estate: Most of the construction loans are for 1-4 family residential construction and development. At March 31, 1994, approximately 42% of the portfolio was in the Kansas metropolitan markets of Wichita, Topeka and Kansas City. The Tulsa and Oklahoma City markets represented an additional 38% of this portfolio.

      The 1-4 family residence portfolio consists of loans secured by residences located primarily in Kansas and Oklahoma and is principally permanent first mortgage loans with the remainder consisting of home equity loans. At March 31, 1994, this portfolio included $93.7 million of seasoned, performing loans acquired in 1990 and 1991 as part of the S&L deposit assumptions.

      At March 31, 1994, $12.1 million of fixed-rate residential first mortgage loans were held for sale in the secondary market. Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.

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

      Concentrations: The Company makes most of its loans within Kansas, Oklahoma, and the contiguous states or to Kansas and Oklahoma based customers that do business in other states. At March 31, 1994, the Company had 21 lending relationships in which the aggregate loan amount exceeded $8 million; of these, 11 were $10 million or more. The Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10.0% of total loans outstanding and no foreign loans at March 31, 1994.

Nonperforming Assets

      Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at March 31, 1994 included $11.3 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

      Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of March 31, 1994, the carrying value of nonaccrual loans had been charged down to 62.7% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.


      The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments.

                                                                      March 31,    December 31,     March 31,
                                                                        1994           1993           1993
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . .    $27,822        $33,833        $33,872
Troubled debt restructurings . . . . . . . . . . . . . . . . . . .        291            290          5,148
                                                                      -------        -------        -------
Total nonperforming loans. . . . . . . . . . . . . . . . . . . . .     28,113         34,123         39,020
Other real estate and nonperforming assets . . . . . . . . . . . .      9,579          9,667         18,538
                                                                      -------        -------        -------
  Total nonperforming assets . . . . . . . . . . . . . . . . . . .    $37,692        $43,790        $57,558
                                                                      =======        =======        =======
Past due loans (90 days or more) . . . . . . . . . . . . . . . . .    $ 7,711        $ 9,072        $12,644
                                                                      =======        =======        =======
Nonperforming assets/period-end loans plus
 other real estate and nonperforming assets. . . . . . . . . . . .       1.18%          1.34%          2.02%
                                                                         ====           ====         ======
Nonperforming assets/period-end assets . . . . . . . . . . . . . .        .55%           .65%           .91%
                                                                         ====           ====         ======

      Nonperforming assets decreased $19.9 million or 34.5% from March 31, 1993 to total $37.7 million at March 31, 1994. At March 31, 1994, total nonperforming assets represented 1.18% of total loans plus other real estate owned and nonperforming assets and .55% of total assets as compared to 2.02% of total loans plus other real estate owned and nonperforming assets and .91% of total assets at March 31, 1993. Companies acquired during 1993 in pooling-of-interests transactions represent $9.6 million of the March 31, 1994 total nonperforming assets compared to $19.2 million for those same companies at March 31, 1993. Purchased banks added $1.8 million to nonperforming assets subsequent to March 31, 1993.

      Management continues to focus on asset quality. An emphasis is placed on pro-active management of problem credits, early detection of potential problems, and timely charge-offs. A due diligence team is responsible for assessing potential problem loans in banks to be acquired prior to the execution of a definitive agreement. A separate work-out department is responsible for the resolution and collection of problem assets. An analysis of nonperforming loans by type is provided in the following table. There are no significant concentrations of nonperforming loans in any one market or industry.

                                                                      March 31,    December 31,     March 31,
                                                                        1994           1993           1993
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Commercial and industrial  . . . . . . . . . . . . . . . . . . . .    $12,485        $14,695        $14,413
Agriculture. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,226          1,526          1,194
Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        501            510             94
Real Estate:
  Construction . . . . . . . . . . . . . . . . . . . . . . . . . .        528          1,343          1,580
  Secured by 1-4 family residences . . . . . . . . . . . . . . . .      1,567          2,384          3,621
  Permanent commercial real estate and other . . . . . . . . . . .     10,166         11,668         16,048
Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,557          1,890          1,934
Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . .         83            107            136
                                                                      -------        -------        -------
  Total nonperforming loans. . . . . . . . . . . . . . . . . . . .    $28,113        $34,123        $39,020
                                                                      =======        =======        =======
Nonaccrual loans/nonaccrual loans and prior charge-offs. . . . . .      62.67%
                                                                       ======

Potential Problem Loans

      Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

      Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $7.9 million at March 31, 1994.


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

      As of March 31, 1994, the allowance for credit losses equaled $66.7 million or 2.10% of total loans and leases and 237.41% of nonperforming loans. Comparatively, the allowance for credit losses at March 31, 1993 amounted to $74.9 million or 2.65% of total loans and leases and 191.84% of nonperforming loans. The net recoveries of $114,000 in the first three months of 1994 as compared to net charge-offs of $1.4 million in the comparable period of 1993 and the strong coverage ratio of the allowance for credit losses to nonperforming loans at March 31, 1994 reflected the continuing emphasis management is placing on resolving problem loans, reducing the risk profile of the Company, and prudently reserving for identifiable risks.

     The following table summarizes the changes in the allowance for credit losses for the three-month periods ended March 31 and presents selected related ratios.

                                                                              1994              1993
                                                                           ----------        ----------
                                                                              (Dollars in thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . .   $   66,368        $   73,055

Charge-offs:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .          883             1,391
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1                 6
  Real estate:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                70
    Secured by 1-4 family residences . . . . . . . . . . . . . . . . . .          213                94
    Permanent commercial real estate and other . . . . . . . . . . . . .          139               839
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          915               926
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          465               349
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3                18
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           46                41
                                                                           ----------        ----------
      Total charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .        2,665             3,734
                                                                           ----------        ----------
Recoveries:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        1,392               817
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39               146
  Real estate:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43                26
    Secured by 1-4 family residences . . . . . . . . . . . . . . . . . .           33                28
    Permanent commercial real estate and other . . . . . . . . . . . . .          299               592
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          618               366
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           86               136
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           38                88
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          113                72
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           13                23
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          105                36
                                                                           ----------        ----------
      Total recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        2,779             2,330
                                                                           ----------        ----------
Net loans and leases charged off (recovered) . . . . . . . . . . . . . .         (114)            1,404
Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .          260             3,206
                                                                           ----------        ----------
Balance at March 31. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   66,742        $   74,857
                                                                           ==========        ==========

Loans and leases at period-end . . . . . . . . . . . . . . . . . . . . .   $3,172,196        $2,827,013
Average loans and leases . . . . . . . . . . . . . . . . . . . . . . . .   $3,203,280        $2,823,952

Net (recoveries) charge-offs (annualized)/average loans and leases . . .         (.01)%             .20%

Allowance for credit losses/period-end nonperforming loans . . . . . . .       237.41%           191.84%

Allowance for credit losses/period-end nonperforming assets. . . . . . .       177.07%           130.05%

Allowance for credit losses/period-end loans and leases. . . . . . . . .         2.10%             2.65%

Investment Portfolio

      The book values of investment securities at March 31, 1994, December 31, 1993, and March 31, 1993 are presented in the tables below.

Held-to-maturity
                                                                      March 31,    December 31,    March 31,
                                                                        1994           1993           1993
                                                                     ----------    ------------    ----------
                                                                                  (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   97,984     $    1,514     $  294,607
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,589,828      1,751,443      1,966,464
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     237,578            359        237,549
Obligations of states and political subdivisions  . . . . . . . . .       4,802          4,750        215,151
Other securities:
  Collateralized auto receivables . . . . . . . . . . . . . . . . .       9,409         12,364         24,325
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .          --             --         12,120
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,150          2,155              5
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .         206            212         70,217
  Non-agency mortgage-backed securities . . . . . . . . . . . . . .          --             --          1,081
                                                                     ----------     ----------     ----------
    Total debt securities . . . . . . . . . . . . . . . . . . . . .   1,941,957      1,772,797      2,821,519

  Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . .      29,621         24,911         11,166
  Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . .      12,796         12,589          8,452
  Other equity securities . . . . . . . . . . . . . . . . . . . . .       1,484          1,470          1,505
                                                                     ----------     ----------     ----------
    Total, at amortized cost. . . . . . . . . . . . . . . . . . . .  $1,985,858     $1,811,767     $2,842,642
                                                                     ==========     ==========     ==========
Market value in excess of (less than) book value. . . . . . . . . .  $  (21,329)    $    1,365     $   76,088
                                                                     ==========     ==========     ==========

Available-for-sale
                                                                      March 31,     December 31,
                                                                        1994            1993
                                                                     ----------     ------------
                                                                           (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $  290,910      $  308,331
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     170,223         218,848
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     300,530         306,276
Obligations of states and political subdivisions  . . . . . . . . .     203,546         242,933
Other securities:
  Collateralized credit card receivables. . . . . . . . . . . . . .      62,224              --
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .      42,544          40,237
                                                                     ----------      ----------
    Total debt securities . . . . . . . . . . . . . . . . . . . . .   1,069,977       1,116,625

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .         849           1,151
                                                                     ----------      ----------
      Total, at estimated fair value. . . . . . . . . . . . . . . .  $1,070,826      $1,117,776
                                                                     ==========      ==========

      At December 31, 1993, the Company elected to adopt Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with FAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. Pursuant to FAS No. 115 the securities classified as available-for-sale are carried at fair value. The total carrying value of the available-for-sale securities portfolio included unrealized gains of $14.9 million at March 31, 1994 and $41.2 at December 31, 1993. In anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities during the first quarter of 1994, resulting in the recognition of $3.4 million of securities gains.

      Exclusive of the adjustment to fair value for the available-for-sale portfolio, total investment securities increased $199.1 million between March 31, 1994 and 1993. Acquisition transactions accounted for as purchases added $112.0 million of investment securities. The remainder of the increase is attributable to the Company becoming more fully invested and a larger volume of borrowed funds.

      Excluding U.S. Treasury obligations and obligations of U.S.
government agencies and corporations, there were no security holdings of any one issuer at March 31, 1994 that exceeded 10% of consolidated stockholders' equity.

      At March 31, 1994 the held-to-maturity portfolio included $482.2 million of floating-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association. The yields on these securities float on a monthly basis with the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds, which reduces the interest rate risk associated with these investments as the changes in the cost of funds index have historically correlated with the changes in the Company's cost of funds. Also included in the held-to-maturity portfolio at March 31, 1994 were $760.5 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies of the U.S. government. Of this CMO portfolio, $142.7 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $617.8 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated remaining average duration of two to three years.

      The March 31, 1994 available-for-sale mortgage-backed securities portfolio is comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to five years. Also included in the March 31, 1994 mortgage-backed securities available-for-sale portfolio were $40.8 million of CMOs that are considered "high-risk" as defined by the Office of the Comptroller of Currency. It is the Company's policy not to buy CMOs which would be considered "high-risk" under the OCC guidelines; however, the OCC requires simulation testing of mortgage derivative products at least annually to measure their estimated maturity or price sensitivity to interest rate increases or decreases of 300 basis points. Although these CMOs were within the guidelines established by the OCC when purchased, subsequent simulation testing resulted in the classification of these securities as available-for-sale.

      Scheduled principal reductions and prepayments of mortgage-backed securities were approximately $189.3 million during the first quarter of 1994. The volume of principal reductions and prepayments combined with the Company's strong liquidity position (which is described in the Asset and Liability Management Section) demonstrates the Company's ability to hold a substantial portion of its investment securities to maturity.

Deposits

      Total deposits at March 31, 1994 were $5.2 billion, which was not materially different from total deposits at March 31, 1993. Between March 31, 1994 and 1993, $345.5 million of deposits were added through bank acquisitions accounted for as purchases and a deposit assumption transaction. The increased deposits from the assumptions and acquisitions were partially offset by the attrition of time deposits associated with the recent low interest rates offered on these instruments. In response to perceived customer needs for a higher yield, a time deposit product was offered which provided the customer with the opportunity to reprice the instrument twice during its three-year term. At March 31, 1994, $222.0 million of these adjustable-rate time deposits were outstanding. Certain customers have reinvested maturing deposits in alternative investment instruments and some of these customers have purchased annuities, mutual funds, and other investments through the Company, resulting in increased fee income. Core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.3% of total deposits at March 31, 1994 compared to 91.0% at March 31, 1993.

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

      At March 31, 1994 and 1993 interest rate swaps were as follows:

                                                                        March 31, 1994
                                              -----------------------------------------------------------------
                                                                   Weighted             Weighted Average Rate
                                                Notional            Average          --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $ 51,000           26 months (1)        5.89%           3.48%
Pay fixed rate . . . . . . . . . . . . . .       200,000            7 months            3.56%           3.94%

                                                                        March 31, 1993
                                              -----------------------------------------------------------------
                                                                   Weighted             Weighted Average Rate
                                                Notional            Average          --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $  1,000           48 months           10.00%           3.27%

- - -----------

(1)   The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

      The following table presents the Company's interest sensitivity gap position as of March 31, 1994. This table depicts the timing of the contractual maturity or repricing of most assets and liabilities at this date. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon estimates of prepayments provided by a third-party market information service. These estimates may vary depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-month category. This table does not indicate the effect the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk, prepayment risk, intra-period sensitivity, and the effect of interest rate floors and ceilings associated with certain financial instruments.



                                                             Repricing Maturity
                              --------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $1,681,033  $ 142,332  $ 240,195  $  697,238  $381,295  $   30,103    $3,172,196
  Investments and trading
   account securities . . . .    824,191    122,921    224,186   1,708,199   165,259      14,900     3,059,656
  Other earning assets  . . .     18,575        255      1,297         262        67          --        20,456
  Nonearning assets . . . . .         --         --         --          --        --     600,545       600,545
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $2,523,799  $ 265,508  $ 465,678  $2,405,699  $546,621  $  645,548    $6,852,853
                              ==========  =========  =========  ==========  ========  ==========    ==========

Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $2,919,582  $ 387,160  $ 356,094  $  624,421  $  5,693  $  913,894    $5,206,844
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    505,261         --         --          --        --          --       505,261
  Federal Home Loan Bank
   borrowings . . . . . . . .    275,000         --     50,000      75,000        --          --       400,000
  Other borrowings. . . . . .     22,943         --         --          --        --          --        22,943
  Long-term debt  . . . . . .         13      4,388      4,826         188        86          --         9,501
  Other liabilities . . . . .         --         --         --          --        --     114,437       114,437
  Stockholders' equity  . . .         --         --         --          --        --     593,867       593,867
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $3,722,799  $ 391,548  $ 410,920  $  699,609  $  5,779  $1,622,198    $6,852,853
                              ==========  =========  =========  ==========  ========  ==========    ==========
Interest rate swaps . . . . . $   49,000  $      --  $      --  $  (49,000) $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . . (1,150,000)  (126,040)    54,758   1,657,090   540,842    (976,650)           --
Cumulative adjusted
 repricing gap. . . . . . . . (1,150,000)(1,276,040)(1,221,282)    435,808   976,650          --            --
Cumulative adjusted rate-
 sensitive assets/
 rate-sensitive liabilities .        .68        .68        .72          (*)       (*)         (*)

- - -----------

  (*) Not meaningful.

      The Company has a negative cumulative repricing gap in the one-year horizon. Consequently, it is more sensitive to a rising rate environment which could adversely impact the net interest margin. Simulation modeling has demonstrated that a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs would result in an adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates increase gradually.

      Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at March 31, 1994. The loans-to-deposits and loans-to-assets ratios averaged 61.14% and 47.53%, respectively, during the first three months of 1994. Average core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.07% of total deposits and 71.57% of average assets during the three-month period.

      At March 31, 1994, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $928.2 million. At that same date, additional borrowing liquidity was also available in the form of $797.0 million of unpledged investment securities classified as held-to-maturity which could secure short-term borrowing requirements. In addition, substantial liquidity is available from the available-for-sale securities which could secure short-term borrowings or be sold. Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $189.3 million during the first quarter of 1994.

      The Company had commitments to extend credit at March 31, 1994, including standby letters of credit of $105.4 million, commercial letters of credit of $11.4 million, unused credit card lines of $324.1 million, $83.4 million of commitments to fund 1-4 family residential mortgage loans and other loan commitments of $1.1 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

      At March 31, 1994, total stockholders' equity was $593.9 million or 8.67% of total assets compared to $543.6 million or 8.56% of total assets at March 31, 1993. Included in total stockholders' equity at March 31, 1994 were $9.1 million in unrealized gains on available-for-sale securities pursuant to FAS No. 115. For the first three months of 1994, total stockholders' equity averaged $595.9 million or 8.84% of average assets. The prior year-to-date average equity was $532.3 million or 8.70% of average assets.

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

      The following table presents the Company's risk-based capital and leverage ratios together with the required minimums. Recently, banking system regulators proposed to amend the regulatory capital rules to include net unrealized gains and losses on available-for-sale securities in Tier I capital; however, at March 31, 1994, the proposed change had not been finalized. Accordingly, the ratios in the following table exclude the $9.1 million net unrealized gain on available-for-sale securities.


                                                                                        March 31,

                                                                             -------------------------------
                                                                                 1994               1993
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  487,857         $  443,018
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,920            100,561
  Less intangible assets (1)  . . . . . . . . . . . . . . . . . . . . . .       (60,515)           (55,414)
                                                                             ----------         ----------
    Total Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . .       524,262            488,165
                                                                             ----------         ----------
Tier II capital:
  Allowance for credit losses (2) . . . . . . . . . . . . . . . . . . . .        50,353             44,785
                                                                             ----------         ----------
      Total regulatory capital. . . . . . . . . . . . . . . . . . . . . .    $  574,615         $  532,950
                                                                             ==========         ==========
Risk-weighted assets and off-balance-sheet
 commitments and contingencies  . . . . . . . . . . . . . . . . . . . . .    $4,028,127         $3,582,482
                                                                             ==========         ==========
Adjusted average assets (3) . . . . . . . . . . . . . . . . . . . . . . .    $6,654,958         $6,065,817
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               13.02%             13.63%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                14.27              14.88
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.88               8.05

___________

  (1) All intangible assets except purchased mortgage servicing rights are subtracted from capital.
  (2) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (3) Quarter-to-date average assets less all intangibles except purchased mortgage servicing rights.

      As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators. If the regulatory capital rules had been amended to include the net unrealized gain on available-for-sale securities in Tier I capital, the Company's risk-based and leverage ratios at March 31, 1994 would have been as follows:

                                                            March 31, 1994
                                                           ----------------

   Risk-based capital ratios:
     Tier I . . . . . . . . . . . . . . . . . . . . . . . . .       13.24
     Total. . . . . . . . . . . . . . . . . . . . . . . . . .       14.49
     Leverage ratio . . . . . . . . . . . . . . . . . . . . .        8.01

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

      The Federal Deposit Insurance Corporation adopted final regulations under the Federal Deposit Insurance Corporation Improvement Act, effective June 16, 1992. A bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. Generally, it is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at March 31, 1994.

      For 1993, the Company's board of directors had authorized the purchase of up to 500,000 shares of the Company's common stock to be used for general corporate purposes. A separate board of directors' action in December 1993 authorized the purchase of an additional 71,518 shares to be used to acquire the minority interests in the subsidiaries of First Dodge City Bancshares, Inc., a pending 1994 acquisition. A total of 111,518 shares were purchased in 1993, 40,000 shares for general corporate purposes and 71,518 shares specifically for the pending acquisition. The purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two has been authorized for 1994. A Board of Directors action in April 1994 specifically reserved the purchase of 400,000 shares under this previous authorization to be used for the acquisition of Oklahoma Savings, Inc ("OSI"). Through May 10, 1994, 355,466 shares of the Company's common stock had been purchased to be used in the OSI acquisition.

Acquisitions

      The Company continues to be engaged in an active acquisition program. Pursuant to that program, the Company is presently considering or participating in discussions concerning additional acquisitions. A discussion of currently pending acquisitions is included in Part II, Item 5 of this Form 10-Q.

      Frequently, common stock is used as consideration in acquisitions so that stockholders' equity is increased as assets are acquired. Of the four pending acquisitions represented by definitive agreements, two will be accounted for as poolings of interests. These transactions will result in the issuance of approximately 3.5 million shares of common stock. Funding for the two currently pending purchase acquisitions, represented by definitive agreements, will be derived from retained earnings and borrowed funds.

Parent Company Funding Sources and Dividends

      The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to derive funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $41.0 million and $20.0 million for the three-month periods ended March 31, 1994, and 1993, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. The Comptroller's approval was required and received for the 1994 dividends. At March 31, 1994, BANK IV Kansas could distribute $1.8 million in dividends without the approval of the Comptroller. BANK IV Oklahoma will not be able to pay any additional dividends without Comptroller approval until net profits after March 31, 1994 exceed $5.6 million.

      Because of the financial strength of the parent company and the anticipated earnings capacity of both the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1994 to the extent justified by their respective financial condition and subject to the capital requirements described in the next paragraph.

      Because of the Company's intention to continue making acquisitions, it is anticipated that the Comptroller will expect the BANK IV banks to maintain the greater of a 6.0% leverage ratio or a 10.0% total risk-based capital ratio. These ratios exceed the otherwise applicable minimum regulatory requirements of a 3.0% leverage ratio and an 8.0% total risk-based capital ratio. At March 31, 1994, the BANK IV banks' aggregate capital exceeded the amount required by the greater of a 6.0% leverage or a 10.0% risk-based capital ratio by approximately $40.7 million.

      The parent company had approximately $47.2 million of cash and short-term investments at March 31, 1994. In addition, the parent company has available an unused $75.0 million committed line of credit from an unaffiliated bank to be used for general corporate purposes. The parent company has a term loan outstanding from an unaffiliated bank in the amount of $8.8 million at March 31, 1994. This note bears interest at 8.6% and matures in March 1995. Principal payments of approximately $4.4 million are payable semiannually on the last day of March and September. The borrowing agreements subject the Company to certain restrictions and covenants related to, among others, tangible net worth and the maintenance of specific ratios related to leverage, funded debt, total indebtedness, nonperforming loans, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under both of these agreements.


                                 PART II

Item 1.     Legal Proceedings.

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

     BANK IV Kansas and the United States Department of Justice have agreed to settle an action against BANK IV Kansas seeking statutory civil penalties and injunctive relief for alleged violations of the Clean Air Act and regulations promulgated thereunder. The lawsuit, filed in the United States District Court for the District of Kansas, is captioned United States of America v. BANK IV Kansas, et al., Case No 93-2315-KVH. The lawsuit arises out of the demolition by the bank of an apartment building in Independence, Kansas, which allegedly contained asbestos-containing building materials. It is alleged that the bank failed to inspect the building prior to demolition, failed to notify the appropriate governmental agencies of its intent to demolish the building, and failed to comply with certain work practice requirements. The proposed consent decree provides for the payment of $127,500. The settlement is subject to a mandatory 30-day public comment period and court approval.

Item 4.     Submission of Matters to a Vote of Security Holders.

      At the Company's annual meeting of stockholders held on April 21, 1994 the results of the matters voted upon were as follows:

            (1) Each of the following nominees for election as director was elected.

                                            Affirmative        Votes
               Director                        Votes          Withheld
            --------------                  -----------       --------
            Joseph M. Klein                  21,941,918        5,760
            Russell W. Meyer, Jr.            21,922,332       25,346
            Laird G. Noller                  21,935,694       11,984


            (2) An affirmative vote of the stockholders was obtained to approve the appointment of Ernst & Young as auditors for the current fiscal year.

                  Affirmative Votes   Negative Votes   Abstentions
                  -----------------   --------------   -----------
                     21,871,620           67,012          52,241


Item 5.     Other Information.

PENDING ACQUISITIONS

      The Company has entered into definitive agreements with four holding companies to acquire the financial institutions shown in the following table.

                                                      Assets                        Number of
                                                  March 31, 1994  Cash Expected  Shares Expected  Accounting
               Bank                                 (Unaudited)    To Be Paid      To Be Issued     Method
               ----                               --------------  -------------  ---------------  ----------
                                                      (Dollars in thousands)
Great Southern Savings Bank
  Springfield, MO ("Great Southern") . . . . . . .  $  532,748      $     --          2,798,813     Pooling

Emprise Bank, National Association,
  Hutchinson, KS ("Emprise") . . . . . . . . . . .     262,720        30,125                 --     Purchase

First National Bank and Trust Company in Dodge
  City, Dodge City, KS and Metro Bank of Broken
  Arrow, Broken Arrow, OK, ("First National"). . .     146,202            --            662,220     Pooling

Equity Bank for Savings, F.A.
  Oklahoma City, OK ("Equity") . . . . . . . . . .     493,555        91,303                 --     Purchase
                                                    ----------      --------          ---------
    Total. . . . . . . . . . . . . . . . . . . . .  $1,435,225      $121,428          3,461,033
                                                    ==========      ========          =========

      All of such agreements are subject to various conditions, including obtaining regulatory approvals, the banks or holding companies meeting specified net worth requirements, that the transactions be eligible for treatment for accounting purposes as "poolings of interests," and in the case of Great Southern, the receipt of a "fairness" opinion from the investment banking firm that has been advising its parent's board of directors. The required regulatory approvals of the Emprise and Equity acquisitions have been obtained and First National and Great Southern are in the process of being obtained. The Company anticipates consummating these transactions in the second quarter of 1994.

      On March 23, 1994 the Company entered into an agreement in principle to acquire Blackwell Security Bancshares, Inc., the owner of Security Bank and Trust Co., Blackwell, Oklahoma ("Security"), for a cash purchase price of approximately $7.6 million. Security had assets of approximately $49.8 million and deposits of approximately $43.7 million as of March 31, 1994. On April 18, 1994 the Company entered into an agreement in principle to acquire Oklahoma Savings Inc. ("OSI"), the parent company of Stillwater Federal Savings Bank ("Stillwater Savings"), in exchange for shares of Company's stock having an estimated aggregate market value of $10 million. Due to the Company's acquisition of treasury stock in contemplation of this transaction, it is anticipated that the acquisition will be accounted for as a purchase pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations." Stillwater Savings had assets of approximately $98.2 million and deposits of approximately $88.9 million at March 31, 1994. Both agreements are subject to various conditions, among which are negotiation and execution of a definitive agreement, the Company being satisfied as to the results of its due diligence investigations, and the obtaining of governmental approvals, and with respect to the OSI transaction, obtaining shareholder approvals.

      The Company continues to be engaged in an active acquisition program. Pursuant to that program, the Company is presently considering or participating in discussions concerning additional acquisitions. However, except for the pending transactions described in this section, as of May 16, 1994, the Company has no binding commitments, agreements, or understandings to acquire any additional financial institutions, but additional acquisition agreements may be negotiated or entered into at any time.


Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

      There are no exhibits filed herewith:

      (b) Reports on Form 8-K

      The Company has filed no reports on Form 8-K during the quarter ended March 31, 1994.


                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOURTH FINANCIAL CORPORATION




Date        May 16, 1994                /s/ Darrell G. Knudson
    --------------------------         ----------------------------------
                                       Darrell G. Knudson
                                       Chairman of the Board



Date        May 16, 1994                /s/ Michael J. Shonka
    --------------------------         ----------------------------------
                                            Michael J. Shonka
                                       Sr. Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)