Form 10-Q
period 1994-06-30
FOURTH FINANCIAL CORP
filed 1994-08-11
CIK 38475

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             _______________
                                FORM 10-Q
(Mark One)
         _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                            For quarter ended June 30, 1994
                                          OR
         ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________ to _________________

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


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     There were 26,857,064 shares of common stock, par value $5 per share, of the registrant outstanding as of July 29, 1994.






                             TABLE OF CONTENTS


                                  PART I

 Item in
Form 10-Q                                                                 Page
- ---------                                                                 -----

 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .     3

 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations. . . . . . . . . . . . . . . . . . . .    15



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


       Consolidated Statements of Condition as of June 30, 1994, December 31, 1993 and June 30, 1993

       Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1994 and 1993

       Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 1994 and 1993

       Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1994 and 1993

       Notes to Consolidated Financial Statements



                           FOURTH FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)


                                                                        June 30,      December 31,     June 30,
                                                                          1994            1993           1993
                                                                       ----------     ------------   -----------
                                                                                (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $  391,918     $  320,660     $  307,872
  Interest-bearing deposits in other financial institutions . . . . .       1,829          3,025          5,371
  Investment securities (Market value-$3,217,704, $2,964,525,
    and $3,386,615) . . . . . . . . . . . . . . . . . . . . . . . . .   3,275,160      2,962,702      3,315,469
  Trading account securities. . . . . . . . . . . . . . . . . . . . .       1,833            474          1,508
  Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . . . . . . . . .      16,705          6,063         26,480
  Loans and leases:
    Total loans and leases. . . . . . . . . . . . . . . . . . . . . .   3,620,509      3,351,912      3,065,782
    Allowance for credit losses . . . . . . . . . . . . . . . . . . .     (73,573)       (67,617)       (74,313)
                                                                       ----------     ----------     ----------

      Net loans and leases. . . . . . . . . . . . . . . . . . . . . .   3,546,936      3,284,295      2,991,469
  Bank premises and equipment . . . . . . . . . . . . . . . . . . . .     155,425        145,719        136,254
  Income receivable and other assets. . . . . . . . . . . . . . . . .     146,189         96,165        156,531
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .     109,537         66,960         70,013
                                                                       ----------     ----------     ----------

        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $7,645,532     $6,886,063     $7,010,967
                                                                       ==========     ==========     ==========

Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .  $  991,521     $  977,944     $  942,796
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   4,731,260      4,458,619      4,555,239
                                                                       ----------     ----------     ----------

      Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .   5,722,781      5,436,563      5,498,035
  Federal funds purchased and securities sold under agreements to
   repurchase . . . . . . . . . . . . . . . . . . . . . . . . . . . .     639,369        491,627        445,613
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . .     490,990        250,000        250,000
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .      82,715         23,002         27,867
  Accrued interest, taxes, and other liabilities. . . . . . . . . . .     107,148         56,603        195,205
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       9,532         20,283         30,610
                                                                       ----------     ----------     ----------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . .   7,052,535      6,278,078      6,447,330
                                                                       ----------     ----------     ----------

  Minority interest in subsidiaries . . . . . . . . . . . . . . . . .          --          1,135          2,528

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .     100,000        100,000        103,641
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  27,201,925, 27,165,962, and 25,978,945 shares. . . . .     136,010        135,830        129,895
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .     106,540        106,102        103,777
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     266,659        244,810        224,969
    Less: Treasury stock at cost (356,684 and 111,518 shares) . . . .     (10,054)        (3,245)            --
          Stock option loans. . . . . . . . . . . . . . . . . . . . .      (1,793)        (1,795)        (1,173)
                                                                       ----------     ----------     ----------
            Stockholders' equity before net unrealized
             gains (losses) on available-for-sale securities. . . . .     597,362        581,702        561,109
  Net unrealized gains (losses) on available-for-sale securities. . .      (4,365)        25,148             --
                                                                       ----------     ----------     ----------

      Total stockholders' equity. . . . . . . . . . . . . . . . . . .     592,997        606,850        561,109
                                                                       ----------     ----------     ----------

      Total liabilities and stockholders' equity. . . . . . . . . . .  $7,645,532     $6,886,063     $7,010,967
                                                                       ==========     ==========     ==========



                                 See accompanying notes.


                           FOURTH FINANCIAL CORPORATION

                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                              ----------------------------------  ----------------------------------
                                                June 30,     June 30,    Percent    June 30,     June 30,    Percent
                                                  1994         1993      Change       1994         1993      Change
                                              ------------ ------------ --------  ------------ ------------ --------
                                                          (Dollars in thousands, except per share amounts)
Interest Income:
  Interest and fees on loans and leases. . . . $ 71,784     $ 64,701      10.9%    $138,260     $128,349       7.7%
  Interest on short-term investments . . . . .      411          504     (18.5)         623        1,479     (57.9)
  Interest and dividends on
   investment securities:
    Taxable. . . . . . . . . . . . . . . . . .   41,445       40,636       2.0       77,176       77,750       (.7)
    Tax-preferred. . . . . . . . . . . . . . .    4,210        4,804     (12.4)       8,709        9,604      (9.3)
  Interest and dividends on trading
   account securities. . . . . . . . . . . . .       16           33     (51.5)          54           66     (18.2)
                                               --------     --------               --------     --------
      Total interest income. . . . . . . . . .  117,866      110,678       6.5      224,822      217,248       3.5
                                               --------     --------               --------     --------

Interest Expense:
  Interest on deposits . . . . . . . . . . . .   37,189       40,430      (8.0)      72,431       79,990      (9.4)
  Interest on borrowings . . . . . . . . . . .   10,700        4,206       1.5X      17,655        6,732       1.6X
  Interest on long-term debt . . . . . . . . .      307          586     (47.6)         692        1,283     (46.1)
                                               --------     --------               --------     --------
      Total interest expense . . . . . . . . .   48,196       45,222       6.6       90,778       88,005       3.2
                                               --------     --------               --------     --------

Net Interest Income. . . . . . . . . . . . . .   69,670       65,456       6.4      134,044      129,243       3.7
  Provision for credit losses. . . . . . . . .       --        2,895                    275        6,121     (95.5)
                                               --------     --------               --------     --------

Net Interest Income After Provision
 For Credit Losses . . . . . . . . . . . . . .   69,670       62,561      11.4      133,769      123,122       8.6
                                               --------     --------               --------     --------

Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . . .    4,313        4,107       5.0        9,755        8,603      13.4
  Service charges on deposit accounts. . . . .    9,366        8,300      12.8       18,428       15,763      16.9
  Bank card fees . . . . . . . . . . . . . . .    4,700        3,315      41.8        8,305        6,915      20.1
  Investment securities gains. . . . . . . . .       62          208     (70.2)       3,626          963       2.8X
  Other. . . . . . . . . . . . . . . . . . . .    5,250        5,496      (4.5)      10,848       11,942      (9.2)
                                               --------     --------               --------     --------
      Total noninterest income . . . . . . . .   23,691       21,426      10.6       50,962       44,186      15.3
                                               --------     --------               --------     --------

Noninterest Expense:
  Salaries and employee benefits . . . . . . .   30,732       29,369       4.6       60,894       56,154       8.4
  Furniture and equipment. . . . . . . . . . .    5,413        5,130       5.5       11,023       11,802      (6.6)
  Net occupancy. . . . . . . . . . . . . . . .    4,105        4,131       (.6)       8,323        8,257        .8
  FDIC insurance . . . . . . . . . . . . . . .    3,199        2,682      19.3        6,262        6,684      (6.3)
  Bank card. . . . . . . . . . . . . . . . . .    1,989        1,659      19.9        3,809        3,525       8.1
  Amortization of intangible assets. . . . . .    2,355        2,307       2.1        4,394        7,738     (43.2)
  Merger and integration costs . . . . . . . .      117        2,314     (94.9)       2,768        3,215     (13.9)
  Net costs of operation of other real
   estate and nonperforming assets . . . . . .     (263)       2,208                   (403)       2,448
  Other. . . . . . . . . . . . . . . . . . . .   14,080       14,164       (.6)      27,821       28,592      (2.7)
                                               --------     --------               --------     --------
      Total noninterest expense. . . . . . . .   61,727       63,964      (3.5)     124,891      128,415      (2.7)
                                               --------     --------               --------     --------

Income Before Income Taxes and Cumulative
 Effect of a Change in Accounting Principle. .   31,634       20,023      58.0       59,840       38,893      53.9
  Income tax expense . . . . . . . . . . . . .   10,819        4,615       1.3X      20,497        9,514       1.2X
                                               --------     --------               --------     --------
Income Before Cumulative Effect of a Change
 in Accounting Principle . . . . . . . . . . .   20,815       15,408      35.1       39,343       29,379      33.9
  Cumulative effect of a change in accounting
   for income taxes. . . . . . . . . . . . . .       --           (5)                    --       10,582
                                               --------     --------               --------     --------

Net Income . . . . . . . . . . . . . . . . . . $ 20,815     $ 15,403      35.1     $ 39,343     $ 39,961      (1.5)
                                               ========     ========               ========     ========

Net Income Applicable To Common and
  Common-Equivalent Shares . . . . . . . . . . $ 19,065     $ 13,653      39.6     $ 35,843     $ 36,461      (1.7)
                                               ========     ========               ========     ========

Primary Earnings Per Common Share:
  Income applicable to common and common-
   equivalent shares before cumulative effect
   of a change in accounting principle . . . . $    .71     $    .52      36.5%    $   1.33     $    .99      34.3%
  Cumulative effect of a change in
   accounting for income taxes . . . . . . . .       --           --                     --          .40
                                               --------     --------               --------     --------
  Net income applicable to common and
   common-equivalent shares. . . . . . . . . . $    .71     $    .52      36.5     $   1.33     $   1.39      (4.3)
                                               ========     ========               ========     ========
Fully Diluted Earnings Per Common Share:
  Income before cumulative effect of a
   change in accounting principle. . . . . . . $    .69     $    .51      35.3     $   1.29     $    .97      33.0
  Cumulative effect of a change in
   accounting for income taxes . . . . . . . .       --           --                     --          .35
                                               --------     --------               --------     --------
  Net income . . . . . . . . . . . . . . . . . $    .69     $    .51      35.3     $   1.29     $   1.32      (2.3)
                                               ========     ========               ========     ========
Dividends Per Common Share . . . . . . . . . . $    .26     $    .24       8.3     $    .52     $    .48       8.3
                                               ========     ========               ========     ========

                          See accompanying notes.



                             FOURTH FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)
                                                                                                     Net
                                                                                                 Unrealized
                        Preferred Stock  Common Stock                     Treasury Stock Stock      Gains
                        --------------- ---------------                   --------------
                                                         Capital Retained                Option (Losses) on
                        Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total
                        ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  -------
                                                           (In thousands)
Balance, January 1,
 1993
  As previously
   reported . . . . . .  1,222 $103,641 25,218 $126,091 $101,717 $195,433   -- $     --  $(1,069)  $    --  $525,813
  Adjustment for pool-
   ing of interests . .     --       --    591    2,954      197    4,447   --       --       --        --     7,598
                         ----- -------- ------ -------- -------- --------  --- --------  -------   -------  --------
    Adjusted balance. .  1,222  103,641 25,809  129,045  101,914  199,880   --       --   (1,069)       --   533,411

  Net income. . . . . .     --       --     --       --       --   39,961   --       --       --        --    39,961
  Issuance of common
   stock under stock
   option plans . . . .     --       --    100      498    1,442       --   --       --       --        --     1,940
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (3,500)  --       --       --        --    (3,500)
    Common stock. . . .     --       --     --       --       --  (10,742)  --       --       --        --   (10,742)
    Pooled companies. .     --       --     --       --       --     (630)  --       --       --        --      (630)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --     (104)       --      (104)
  Capital transactions
   of pooled companies.     --       --     70      352      421       --   --       --       --        --       773
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, June 30, 1993.  1,222 $103,641 25,979 $129,895 $103,777 $224,969   -- $     --  $(1,173) $     --  $561,109
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========


Balance, January 1,
 1994
  As previously
   reported . . . . . .    250 $100,000 26,575 $132,876 $105,905 $239,456 (112)$ (3,245) $(1,795) $ 25,148  $598,345
  Adjustment for pool-
   ing of interests . .     --       --    591    2,954      197    5,354   --       --       --        --     8,505
                         ----- -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
    Adjusted balance. .    250  100,000 27,166  135,830  106,102  244,810 (112)  (3,245)  (1,795)   25,148   606,850

  Net income. . . . . .     --       --     --       --       --   39,343   --       --       --        --    39,343
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       -- (355) (10,019)      --        --   (10,019)
  Issuance of common
   stock under stock
   option plans . . . .     --       --     36      180      396       --   40    1,169       --        --     1,745
  Issuance of common
   stock for
   acquisition. . . . .     --       --     --       --       42       --   70    2,041       --        --     2,083
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (3,500)  --       --       --        --    (3,500)
    Common stock. . . .     --       --     --       --       --  (13,686)  --       --       --        --   (13,686)
    Pooled company. . .     --       --     --       --       --     (308)  --       --       --        --      (308)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --        2        --         2
  Capital transactions
   of pooled company. .     --       --     --       --       --       --   --       --       --      (198)     (198)
  Net change in
   unrealized gains
   (losses) on
   available-for-sale
   securities . . . . .     --       --     --       --       --       --   --       --       --   (29,315)  (29,315)
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, June 30, 1994.    250 $100,000 27,202 $136,010 $106,540 $266,659 (357)$(10,054) $(1,793) $ (4,365) $592,997
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========




                              See accompanying notes.


                            FOURTH FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                 Six Months Ended
                                                                                             -----------------------
                                                                                               June 30,    June 30,
                                                                                                 1994        1993
                                                                                             ----------- -----------
Increase (Decrease) in Cash and Due from Banks                                                   (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   39,343  $   39,961
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          84         225
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         275       6,121
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,879      12,716
    Accretion of discounts on investment securities, net of amortization of premiums . . . .       8,458       6,439
    Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . .         185       2,841
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,537        (938)
    Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,626)       (963)
    Write-down of goodwill, core deposit intangibles, purchased mortgage
     servicing rights, premises and equipment, and other assets. . . . . . . . . . . . . . .       1,085       5,444
    Gain on sales of premises and equipment, other real estate owned, and other assets . . .      (1,471)     (1,445)
    Change in assets and liabilities, net of effects from purchases of acquired entities:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,096)      2,022
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     109,129      (2,183)
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      79,337     281,013
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         620      14,083
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,751)     (1,298)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,951       3,681
                                                                                              ----------  ----------
        Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . .     243,939     367,719
                                                                                              ----------  ----------

Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired. . . . . . . . . . . . . . . . . . . . . . . . . .     (88,699)     (2,468)
  Proceeds from settlement of sales of available-for-sale investment securities. . . . . . .     603,570          --
  Proceeds from maturities and prepayments of available-for-sale investment securities . . .     126,059          --
  Purchases of available-for-sale investment securities. . . . . . . . . . . . . . . . . . .    (543,439)         --
  Proceeds from settlement of sales of held-to-maturity investment securities. . . . . . . .          --      10,093
  Proceeds from maturities and prepayments of held-to-maturity investment securities . . . .     273,680     530,888
  Purchases of held-to-maturity investment securities. . . . . . . . . . . . . . . . . . . .    (517,784) (1,248,481)
  Proceeds from sales of premises and equipment, other real estate owned, and other assets .       6,606       9,384
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,606)    (16,556)
  Change in assets and liabilities, net of effects from purchases of acquired entities:
    Interest-bearing deposits in other financial institutions. . . . . . . . . . . . . . . .       1,202       1,967
    Federal funds sold and securities purchased under agreements to resell . . . . . . . . .       6,273     180,299
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (76,819)    (27,526)
                                                                                              ----------  ----------
        Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .    (220,957)   (562,400)
                                                                                              ----------  ----------

Cash Flows From Financing Activities:
  Transfers associated with the assumptions of savings and loan
   association net liabilities, less premiums paid . . . . . . . . . . . . . . . . . . . . .          --      91,832
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,751)     (5,158)
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,019)         --
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,686)    (10,742)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,500)     (3,500)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . .       1,745       1,940
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2        (104)
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . . . . . . . .        (562)       (275)
  Change in liabilities, net of effects from purchases of acquired entities:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (258,070)   (354,059)
    Federal funds purchased and securities sold under agreements to repurchase . . . . . . .     100,758     120,019
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .     182,818     250,000
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,541        (695)
                                                                                              ----------  ----------
        Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .      48,276      89,258
                                                                                              ----------  ----------
Increase (decrease) in cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .      71,258    (105,423)
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . . . . . . . .     320,660     413,295
                                                                                              ----------  ----------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $  391,918  $  307,872
                                                                                              ==========  ==========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   88,827  $   84,323
                                                                                              ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   20,712  $   16,596
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

     The consolidated financial statements for prior periods have been restated to reflect the poolings of interests of Southgate Banking Corporation ("SBC"), Nichols Hills Bancorporation, Inc. ("NHB"), Commercial Landmark Corporation ("CLC"), Western National Bancorporation, Inc. ("WNB"), Ponca Bancshares, Inc. ("PBI"), and First Dodge City Bancshares, Inc. ("First Dodge"). Certain reclassifications of previously reported amounts also have been made to conform with current year presentation format.

Note 2 - Acquisitions

Purchase Transactions

     The following table presents information regarding the two purchase transactions completed during 1994.

                                                                                    Assets
 Acquisition Date                        Company Acquired                          Acquired        Cash Paid
- -------------------    -----------------------------------------------------     -------------   --------------
  May 26, 1994          Equity Bank for Savings, F.A. ("Equity")
                         Oklahoma City, OK . . . . . . . . . . . . . . . . .       $488,513        $ 91,622

  May 31, 1994          Emprise Bank, National Association ("Emprise")
                         Hutchinson, KS. . . . . . . . . . . . . . . . . . .        256,733          31,185
                                                                                   --------        --------

                                                                                   $745,246        $122,807
                                                                                   ========        ========

     Additional information regarding the cash paid in these purchase transactions is summarized in the following table.

                                                                                     1994
                                                                                --------------
                                                                                (In thousands)
      Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . .      $745,246
      Fair value of liabilities assumed . . . . . . . . . . . . . . . . . . .      (658,442)
      Cost in excess of net assets acquired . . . . . . . . . . . . . . . . .        36,003
                                                                                   --------

        Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       122,807
        Cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,108
                                                                                   --------

        Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 88,699
                                                                                   ========

     For each of these transactions, the consolidated statements of income include only the income and expenses of the acquired company since acquisition. At June 30, 1994, the purchase price was allocated to the net assets acquired based on an estimate of their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operations for 1994, had the purchase transactions occurred at the beginning of the year, was not material.

Pooling Of Interests

     On June 30, 1994, the Company issued 590,710 shares to acquire First Dodge in a business combination accounted for as a pooling of interests. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Included in Merger and Integration expenses for the six months ended June 30, 1994 is a charge of $1,124,000 to conform the amortization of intangible assets of First Dodge to the Company's accounting policies. Other adjustments to conform the accounting policies of First Dodge to the accounting policies of the Company are immaterial.

     At the same time, the Company issued 70,300 shares and paid $36,000 in cash to acquire the minority interests of two of First Dodge's subsidiaries. As prescribed by Accounting Principles Board Opinion No. 16, the acquisition of the minority interests was accounted for as a purchase. The fair market value of shares issued and cash paid totaled $2,118,000, which exceeded the net assets acquired by $951,000.

     The effect of pooling-of-interests accounting treatment on previously reported selected operating results is as follows:

                                                          Three Months Ended          Year Ended
                                                               March 31,              December 31,
                                                                                 ----------------------
                                                                  1994             1993          1992
                                                          ------------------     --------      --------
                                                          (Dollars in thousands, except per share data)
      Interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $104,424         $433,467      $427,119
        Pooled company . . . . . . . . . . . . . . . . . .         2,532           10,446        11,769
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $106,956         $443,913      $438,888
                                                                ========         ========      ========

      Net interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 62,797         $257,966      $234,722
        Pooled company . . . . . . . . . . . . . . . . . .         1,577            6,445         6,635
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 64,374         $264,411      $241,357
                                                                ========         ========      ========

      Net income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 20,201         $ 75,691      $ 63,306
        Pooled company . . . . . . . . . . . . . . . . . .        (1,673)           1,601         1,894
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 18,528         $ 77,292      $ 65,200
                                                                ========         ========      ========

      Net income applicable to common and
       common equivalent shares:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 18,451         $ 68,691      $ 57,355
        Pooled company . . . . . . . . . . . . . . . . . .        (1,673)           1,601         1,894
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 16,778         $ 70,292      $ 59,249
                                                                ========         ========      ========

      Primary earnings per common share:
        Company. . . . . . . . . . . . . . . . . . . . . .      $    .70         $   2.67      $   2.27
        Pooled company . . . . . . . . . . . . . . . . . .          (.08)              --           .02
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $    .62         $   2.67      $   2.29
                                                                ========         ========      ========

      Fully diluted earnings per common share:
        Company. . . . . . . . . . . . . . . . . . . . . .      $    .68         $   2.54      $   2.19
        Pooled company . . . . . . . . . . . . . . . . . .          (.08)             .01           .02
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $    .60         $   2.55      $   2.21
                                                                ========         ========      ========

Pending Acquisitions

     Pending acquisitions as of June 30, 1994 are listed in the table below. The proposed transactions are subject to approval by regulators and other contractual conditions.

                                                                        Number of
                                                        Assets     Cash Expected  Shares Expected  Accounting
                 Bank                               June 30, 1994   To Be Paid     To Be Issued      Method
                ------                              -------------  -------------  ---------------  ----------
                                                            (In thousands)
Security Bank & Trust Company
  Blackwell, OK ("Security")  . . . . . . . . . .     $ 49,307       $  7,900                --     Purchase

The Stillwater Savings and Loan Association
  Stillwater, OK ("Stillwater") . . . . . . . . .       96,676             --           371,573     Purchase
                                                      --------       --------        ----------

                                                      $145,983       $  7,900           371,573
                                                      ========       ========        ==========

3 - Investment and Trading Securities

     The following table presents the book values of investment securities.

                                                                  June 30,     December 31,      June 30,
                                                                    1994           1993            1993
                                                               -------------  -------------  --------------
                                                                              (In thousands)
Held-to-maturity (at amortized cost) . . . . . . . . . . . .     $2,254,054     $1,844,926     $3,315,469
Available-for-sale (at estimated fair value) . . . . . . . .      1,021,106      1,117,776             --
                                                                 ----------     ----------     ----------

                                                                 $3,275,160     $2,962,702     $3,315,469
                                                                 ==========     ==========     ==========

     The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities.

                                                                                 Six Months Ended
                                                                                ------------------
                                                                                   June 30, 1994
                                                                                ------------------
                                                                                  (In thousands)
Sales price of available-for-sale investment securities . . . . . . . . . . . .      $603,570
                                                                                     ========

Gross realized gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,872
Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,392
                                                                                     --------

    Net gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,480
                                                                                     ========

     The change in net unrealized holding gain or loss on trading securities that has been included in earnings for the period ended June 30, 1994 is a gain of $25,000.

4 - Other borrowings

                                             June 30, 1994          December 31, 1993          June 30, 1993
                                         ---------------------     --------------------    ---------------------
                                           Amount       Rate        Amount       Rate        Amount       Rate
                                         ---------    --------     --------    --------    ---------    --------
                                                                  (Dollars in thousands)
Treasury tax and loan . . . . . . . . .   $22,715       4.00%       $23,002      2.75%       $22,915      2.79%
Notes payable . . . . . . . . . . . . .    60,000       4.94             --        --          4,952      6.52
                                          -------                   -------                  -------

  Total book value. . . . . . . . . . .   $82,715       4.68        $23,002      2.75        $27,867      3.45
                                          =======                   =======                  =======

     Treasury tax and loan borrowings generally mature daily or on demand. The $4,952,000 of notes payable at June 30, 1993 were debts of pooled companies. These notes were paid in full at the acquisition dates.

     The Company's committed line of credit from an unaffiliated bank was increased to $75,000,000, and $60,000,000 was borrowed against the line during the second quarter of 1994 in connection with the Equity acquisition. On July 1, 1994, this line of credit was converted to a Credit Agreement under which the Company may borrow up to $50,000,000 on a revolving basis at anytime prior to June 30, 1996. The amount borrowed under the agreement was reduced to $40,000,000 also at July 1, 1994.

     Amounts borrowed under the Credit Agreement may have maturities not to exceed ninety days and alternative fluctuating interest rates based on, at the Company's option, the lender's published "reference rate" or the London interbank offered rate plus .5625%. A commitment fee of 1/8 of 1% is charged on the unused portion of this commitment. The Company is required to maintain capital ratios above the regulatory "Well Capitalized" standard and the ratio of nonperforming assets to total loans plus other real estate owned may not exceed 4.0%. In the event of a default on either of these covenants, the lender would have the right to impose additional covenants, and increase fees and margins as it may deem prudent, or the lender could deny any future advances, as well as cause the obligations then outstanding to become immediately due and payable. At June 30, 1994, the Company was in compliance with all the terms of this agreement.

5 - Preferred Stock

                                                                  June 30,     December 31,      June 30,
                                                                    1994           1993            1993
                                                               -------------  -------------  --------------
                                                                          (Dollars in thousands)
Class A cumulative convertible preferred stock,
  par value $100 per share
  Authorized:  250,000 shares
  Issued:  250,000 shares (at liquidation preference) . . . .     $100,000       $100,000        $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . .           --             --              --

CLC's convertible preferred stock, par value $6.22 per share
  Authorized:  771,720 shares
  Issued:  181,700 shares at June 30, 1993. . . . . . . . . .           --             --           1,130

WNB's 1987 convertible preferred stock
  Issued:  117,487 shares at June 30, 1993. . . . . . . . . .           --             --             769

WNB's 1989 convertible preferred stock
  Issued:  672,464 shares at June 30, 1993. . . . . . . . . .           --             --           1,742
                                                                  --------       --------        --------

                                                                  $100,000       $100,000        $103,641
                                                                  ========       ========        ========

     The table includes the preferred stock of CLC and WNB. These bank holding companies were acquired in 1993 pooling-of-interests transactions. Prior to CLC's merger with the Company, CLC's preferred stock was converted to CLC common stock, which was then exchanged for Company common stock. All of WNB's preferred stock was exchanged for Company common stock in the business combination. The par value, shares authorized, and shares issued in the previous table have been adjusted by the merger exchange ratios to reflect equivalent Company common shares.

6 - Merger and Integration Costs

     The components of merger and integration costs related to the 1994 and 1993 pooling-of-interests transactions are detailed in the following schedule.

                                                          Three Months Ended        Six Months Ended
                                                               June 30,                 June 30,
                                                         --------------------     --------------------
                                                           1994        1993         1994        1993
                                                         --------    --------     --------    --------
                                                                        (In thousands)
Premises and equipment writedowns . . . . . . . . . . .   $  --       $  868       $  177      $  868
Severance and other compensation. . . . . . . . . . . .      --        1,042          821       1,417
Systems conversion costs. . . . . . . . . . . . . . . .      --          176          269         676
Legal, accounting, and other transaction costs. . . . .     117          228          227         254
Conform intangible asset amortization policies. . . . .      --           --        1,124          --
Other . . . . . . . . . . . . . . . . . . . . . . . . .      --           --          150          --
                                                          -----       ------       ------      ------

                                                          $ 117       $2,314       $2,768      $3,215
                                                          =====       ======       ======      ======


7 - Earnings and Dividends Per Common Share

     Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                 -------------------------      -------------------------
                                                    1994           1993            1994           1993
                                                 ----------     ----------      ----------     ----------
Primary . . . . . . . . . . . . . . . . . . .    26,861,736     26,261,660      26,957,557     26,210,705
Fully diluted . . . . . . . . . . . . . . . .    30,310,011     30,330,431      30,405,832     30,278,314

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

     The adjustment of net income for CLC's and WNB's convertible debt interest expense (net of income taxes) was as follows:

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                 -------------------------      -------------------------
                                                    1994           1993            1994           1993
                                                 ----------     ----------      ----------     ----------
                                                                      (In thousands)
Interest expense adjustment . . . . . . . . .       $ --           $ 1              $ --          $ 4


     Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests.




                         FOURTH FINANCIAL CORPORATION
                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                              June 30,      June 30,   Percent
                                                                               1994          1993(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  117,866   $  110,678      6.5%
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       69,670       65,456      6.4
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .       71,897       68,021      5.7
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .           --        2,895
  Income before cumulative effect of a change in accounting principle . .       20,815       15,408     35.1
  Cumulative effect of a change in accounting for income taxes. . . . . .           --           (5)
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,815       15,403     35.1
  Net income applicable to common and common-equivalent shares. . . . . .       19,065       13,653     39.6
Per Common Share Data:
  Primary earnings per common share:
    Net income applicable to common and common-equivalent shares
     before cumulative effect of a change in accounting principle . . . .   $      .71   $      .52     36.5%
    Cumulative effect of a change in accounting for income taxes  . . . .           --           --
    Net income applicable to common and common-equivalent shares  . . . .          .71          .52     36.5
  Fully diluted earnings per common share:
    Income before cumulative effect of a change in accounting principle .          .69          .51     35.3
    Cumulative effect of a change in accounting for income taxes. . . . .           --           --
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .69          .51     35.3
  Fully diluted earnings per common share as originally reported(1) . . .          .69          .65      6.2
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .26          .24      8.3
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        18.36        17.61      4.3
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        18.53        17.61      5.2
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31 1/4 - 26  30 3/4 - 26 3/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       26,862       26,262      2.3
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       26,845       25,979      3.3
  Period-end common shares outstanding assuming full dilution (000s). . .       30,294       30,347      (.2)
Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,645,532   $7,010,967      9.1%
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .        9,532       30,610    (68.9)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      492,997      457,468      7.8
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      592,997      561,109      5.7
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,237,753    6,617,251      9.4
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      492,889      458,194      7.6
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      592,889      560,705      5.7
Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.15%         .93%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        14.08        11.02
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        15.51        11.95
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.39         4.54
Asset Quality Ratios:
  Net (recoveries) charge-offs (annualized)/average loans and leases. . .         (.01)%       1.09%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .90         1.72
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       305.70       206.09
  Allowance for credit losses/period-end loans and leases . . . . . . . .         2.03         2.42
Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         7.76%        8.00%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .       100.50        92.47
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.00         7.54
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.97        12.83
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.22        14.08
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        36.62        46.15

__________

 (1) Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
 (2) Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
 (3) Range of the high and low bid prices for the period.
 (4) Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
 (5) Investments in subsidiaries divided by period-end stockholders' equity.
 (6) Tier I capital divided by second quarter average assets less certain intangibles.
 (7) Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles.  Total capital is Tier
     I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-weighted assets.
 (8) Common dividend per share divided by primary earnings per share.

                       FOURTH FINANCIAL CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     Six Months Ended
                                                                           -----------------------------------
                                                                              June 30,      June 30,   Percent
                                                                               1994          1993(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  224,822   $  217,248      3.5%
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      134,044      129,243      3.7
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .      138,656      134,361      3.2
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .          275        6,121    (95.5)
  Income before cumulative effect of a change in accounting principle . .       39,343       29,379     33.9
  Cumulative effect of a change in accounting for income taxes. . . . . .           --       10,582
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,343       39,961     (1.5)
  Net income applicable to common and common-equivalent shares. . . . . .       35,843       36,461     (1.7)
Per Common Share Data:
  Primary earnings per common share:
    Net income applicable to common and common-equivalent shares
     before cumulative effect of a change in accounting principle . . . .   $     1.33   $      .99     34.3%
    Cumulative effect of a change in accounting for income taxes  . . . .           --          .40
    Net income applicable to common and common-equivalent shares  . . . .         1.33         1.39     (4.3)
  Fully diluted earnings per common share:
    Income before cumulative effect of a change in accounting principle .         1.29          .97     33.0
    Cumulative effect of a change in accounting for income taxes. . . . .           --          .35
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.29         1.32     (2.3)
  Fully diluted earnings per common share as originally reported(1) . . .         1.29         1.49    (13.4)
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .52          .48      8.3
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        18.36        17.61      4.3
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        18.53        17.61      5.2
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31 1/4 -25 1/4  31 - 26 3/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       26,958       26,211      2.8
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       26,845       25,979      3.3
  Period-end common shares outstanding assuming full dilution (000s). . .       30,294       30,347      (.2)
Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,645,532   $7,010,967      9.1%
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .        9,532       30,610    (68.9)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      492,997      457,468      7.8
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      592,997      561,109      5.7
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,063,135    6,443,742      9.6
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      500,775      450,264     11.2
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      600,775      552,775      8.7
Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.12%        1.25%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        13.21        14.58
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        14.43        16.33
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.34         4.63
Asset Quality Ratios:
  Net (recoveries) charge-offs (annualized)/average loans and leases. . .         (.01)%       1.09%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .90         1.72
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       305.70       206.09
  Allowance for credit losses/period-end loans and leases . . . . . . . .         2.03         2.42
Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         7.76%        8.00%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .       100.50        92.47
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.00         7.54
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.97        12.83
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.22        14.08
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        39.10        34.53

__________

 (1) Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
 (2) Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
 (3) Range of the high and low bid prices for the period.
 (4) Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
 (5) Investments in subsidiaries divided by period-end stockholders' equity.
 (6) Tier I capital divided by second quarter average assets less certain intangibles.
 (7) Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles.  Total capital is Tier
     I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-weighted assets.
 (8) Common dividend per share divided by primary earnings per share.






              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Performance Summary

     Net income for the first six months of 1994 was $39.3 million compared to $40.0 million for the first six months of 1993 when the cumulative effect of the change in accounting for income taxes added $10.6 million to net income. Income before the cumulative effect of the change in accounting for income taxes for the first six months of 1994 was $39.3 million, 33.9% higher than the $29.4 million recorded in the same period of 1993. Fully diluted earnings per share on income before the cumulative effect of a change in accounting principle were $1.29 and $.97 for the first six month periods of 1994 and 1993, respectively. Fully diluted earnings per share on net income were $1.29 and $1.32 for the comparable periods. For the first six months of 1994, return on assets and return on common equity were 1.12% and 14.43%, respectively. Return on assets was 1.25% and return on common equity was 16.33% for the first six months of 1993.

     These financial results reflect acquisitions accounted for as poolings of interests for both years, as the prior period was restated. However, acquisitions accounted for using the purchase method of accounting are only included in the results of operations for the periods subsequent to acquisition. The following schedule details the three acquisitions completed during the first six months of 1994 and the eight business combinations completed during 1993.


                                                                                                    Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
- -------------  ------------------------------------  ------------  ---------- ---------- ---------- ---------
                                                                                  (In thousands)
1993 -
- ------
 February 12   Southgate Banking Corporation,           "SBC"       Pooling   $   62,628  $     --    451,310
                 Prairie Village, KS
 May 14        Guaranty Bancorporation,                 "GB"        Purchase      82,606     4,386         --
                 Tulsa, OK
 May 28        Bancshares of Woodward, Inc.,            "BOW"       Purchase     130,192    17,859         --
                 Woodward and Waukomis, OK
 May 28        F&M Bank Services, Inc.,                 "FBS"       Purchase      61,565     8,068         --
                 Derby, KS
 May 28        Nichols Hills Bancorporation, Inc.,      "NHB"       Pooling       97,869        --    469,906
                 Nichols Hills, OK
 September 17  Commercial Landmark Corporation,         "CLC"       Pooling      465,060        --  1,874,812
                 Muskogee, OK
 December 3    Western National Bancorporation, Inc.,   "WNB"       Pooling      206,288        --  1,110,695(1)
                 Tulsa, OK
 December 10   Ponca Bancshares, Inc.,                  "PBI"       Pooling      117,275        --    478,395
                 Ponca City, OK

1994 -
- ------
May 26         Equity Bank for Savings, F.A.            "Equity"    Purchase     488,513    91,622         --
                Oklahoma City, OK
May 31         Emprise Bank, National Association       "Emprise"   Purchase     256,733    31,185         --
                Hutchinson, KS
June 30        First Dodge City Bancshares, Inc.      "First Dodge" Pooling      144,999        --    661,010(2)
                                                                              ----------  --------  ---------
                Dodge City, KS
                                                                              $2,113,728  $153,120  5,046,128
                                                                              ==========  ========  =========

- ---------

(1)  An additional 108,748 shares were issued on December 3, 1993 to acquire the minority interest of WNB's bank subsidiary.
(2)  An additional 70,300 shares were issued and $36,000 cash paid on June 30, 1994 to acquire the minority interest of two of
     First Dodge's subsidiaries.

     One deposit assumption transaction also was completed during 1993. On April 2, 1993, $99,399,000 of liabilities were assumed by the Kansas bank subsidiary from a failed bank in Mission, Kansas. A premium of $1,141,000 was paid to the Federal Deposit Insurance Corporation to assume these liabilities.

     Net interest income increased by $4.8 million to total $134.0 million for the first six months of 1994 as compared to $129.2 million for the first six months of last year. The increase in net interest income was principally related to the increased volume of interest-earning assets. Total average interest-earning assets were $6.4 billion for the first six months of 1994, a $588.0 million, or 10.1%, increase over the comparable period of 1993. Comparing the first six-month periods of 1994 and 1993, average loans and leases increased $423.7 million, while average investment securities increased $222.7 million. The increased average assets were principally funded by increases in federal funds purchased and securities sold under agreements to repurchase of $253.9 million and Federal Home Loan Bank borrowings of $265.5 million. The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 4.34% in the first six months of 1994 from 4.63% in the comparable period of 1993.

     The provisions for credit losses totaled $275,000 and $6.1 million for the first six months of 1994 and 1993, respectively. Pooled companies accounted for $3.7 million of the provision for the first six months of 1993. The lower 1994 provision also reflects continued improvement in credit quality as demonstrated by a lower level of nonperforming assets as well as net recoveries in 1994 as compared to 1993, and the strong allowance for credit losses. At June 30, 1994, nonperforming assets were $32.6 million or .43% of assets, down from $53.0 million or .76% of assets at June 30, 1993. Net recoveries in the first six months of 1994 were $232,000 compared to net charge-offs of $9.5 million in the same period of 1993. The allowance for credit losses was $73.6 million or 305.70% of nonperforming loans at June 30, 1994, compared to a ratio of 206.09% at June 30, 1993.

     Noninterest income was $51.0 million in the first six months of 1994, a $6.8 million increase over the 1993 noninterest income of $44.2 million. Investment securities gains recognized during the first six months of 1994 totaled $3.6 million compared to $963,000 in the first six months of 1993. Substantially all of the securities gains recognized in the first six months of 1994 were recorded in the first quarter. In anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities, accounting for the first quarter 1994 investment securities gains. Investment securities sold in the second quarter of $151.4 million were principally acquired in the Equity acquisition and no gain or loss was recognized. Service charges on deposit accounts increased $2.7 million and trust fees increased $1.2 million. The larger customer base plus aggressive sales efforts resulted in a larger volume of service charge transactions and additional trust business. Bank card fees increased $1.4 million which reflects internal growth plus the acquisition of Equity, including its credit card division that services approximately 77,000 customer accounts.

     Noninterest expense totaled $124.9 million in the first six months of 1994, down $3.5 million when compared to the same period of 1993. Noninterest expense in 1993 was affected by $4.4 million accelerated core deposit and purchased mortgage servicing amortization, data processing hardware depreciation, and software amortization. Net costs of operation of other real estate and nonperforming assets in 1993 were $2.4 million compared to a net gain of $403,000 in the current-year six-month period. The 1993 cost was primarily attributable to a pooled company. Merger and integration costs associated with poolings of interests totaled $2.8 million and $3.2 million for the first six months of 1994 and 1993, respectively.

     Operating expenses (noninterest expense less merger and integration costs and net costs of operations of other real estate and nonperforming assets) increased .2% to total $122.4 million in the first six months of 1994. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 66.00% for the current-year period compared to 68.84% for the first six months of the prior year.

     Net income for the second quarter of 1994 was $20.8 million, an increase of 35.1% over the $15.4 million earned in the second quarter of 1993. Fully diluted earnings per share were $.69 and $.51 for the second quarters of 1994 and 1993, respectively. Like the year-to-date period, the increased second quarter 1994 net income was principally attributable to increased net interest income, excellent credit quality, and earnings contributions of acquisitions.

Net Interest Income

     For the first six months of 1994, net interest income amounted to $134.0 million, representing an increase of $4.8 million over the $129.2 million earned during the comparable period of 1993. On a fully tax-equivalent basis, net interest income increased $4.3 million to total $138.7 million in the first half of 1994 from $134.4 million in the first half of 1993. The increase in net interest income was attributable to an increased level of interest-earning assets due to loan growth, acquisitions, and increased borrowings associated with a higher level of federal funds purchased and Federal Home Loan Bank borrowings. However, the net yield on earning assets decreased to 4.34% in the first six month period of 1994 compared to 4.63% for the same period of 1993. The decrease in the net yield on earning assets is principally attributable to a sustained period of lower rates. The average cost of funds (interest expense/earning assets) declined 19 basis points while the earning asset yield declined 48 basis points.
As interest rates declined during prior periods, rates paid on deposit liabilities with relatively short maturities repriced more rapidly than the longer term investment securities resulting in an improved net yield during those periods. As the investment securities subsequently matured and were reinvested at the low rates, the net yield declined.

     Loan fees included in net interest income amounted to $5.7 million and $4.9 million for the first six months of 1994 and 1993, respectively. The increase in loan fees in the first six month period of 1994 as compared to the same period of 1993 was attributable to increases in the volume of commercial, consumer, and residential mortgage loan originations and the refinancing of existing mortgages.

     The dollar volume of residential mortgage loan originations and refinancings increased $39.4 million or 23.0% between the first six months of 1994 and 1993. However, the recent increase in mortgage rates has slowed the originations and refinancing of existing mortgages. The dollar volume of residential mortgage loan originations and refinancings during the first six months of 1994, when compared with the last six months of 1993, reflects a $41.3 million decrease. Also included in the 1994 dollar volume and number of residential mortgage loan originations are $27.0 million and 731 loans originated under the Company's program for low-to-moderate income borrowers on which the origination fees are waived.

     The following table provides the dollar volume and the number of residential mortgage loan originations and refinancings during the first six months of 1994 and 1993.

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                   --------------------
                                                                                     1994        1993
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Residential mortgage loan originations and refinancings:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $210,499    $171,090
  Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,394       2,612


     On a nominal basis, net interest income increased 6.4% to total $69.7 million for the second quarter of 1994 as compared to $65.5 million in the second quarter of 1993. On a fully tax-equivalent basis, net interest income was $71.9 million and $68.0 million for the second quarters of 1994 and 1993, respectively. The improvement in net interest income between the second quarters of 1994 and 1993 was also attributable to an increased volume of interest-earning assets. The net yield declined to 4.39% for the current quarter from 4.54% for the second quarter of 1993.

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

                                                                Comparison of Three-Month Periods Ended
                                                                          June 30, 1994 to 1993
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .     $7,069     $ 9,865    $ (2,372)   $   (424)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (37)        (43)         20         (14)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .        (56)       (132)        108         (32)
    Taxable investment securities . . . . . . . . . . . .        809       2,135      (1,301)        (25)
    Tax-preferred investment securities(1). . . . . . . .       (909)       (537)       (405)         33
    Trading account securities(1) . . . . . . . . . . . .        (26)        (20)        (12)          6
                                                              ------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .      6,850      11,268      (3,962)       (456)
                                                              ------     -------    --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     (1,190)        557      (1,721)        (26)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (2,051)     (1,237)       (853)         39
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      3,170       1,797         823         550
    Federal Home Loan Bank borrowings . . . . . . . . . .      3,066       2,746         101         219
    Other borrowings. . . . . . . . . . . . . . . . . . .        258         250           4           4
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (279)       (276)         (5)          2
                                                              ------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .      2,974       3,837      (1,651)        788
                                                              ------     -------    --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      3,876     $ 7,431    $ (2,311)   $ (1,244)
                                                              ------     =======    ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .        338
                                                              ------

   Net interest income change . . . . . . . . . . . . . .     $4,214
                                                              ======

__________

 (1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

                                                                 Comparison of Six-Month Periods Ended
                                                                          June 30, 1994 to 1993
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .     $9,890     $18,489    $ (7,429)   $ (1,170)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (71)        (82)         32         (21)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .       (785)       (848)        166        (103)
    Taxable investment securities . . . . . . . . . . . .       (574)      6,811      (6,787)       (598)
    Tax-preferred investment securities(1). . . . . . . .     (1,368)        (88)     (1,292)         12
    Trading account securities(1) . . . . . . . . . . . .        (24)        (15)        (11)          2
                                                              ------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .      7,068      24,267     (15,321)     (1,878)
                                                              ------     -------    --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     (2,728)      1,390      (3,898)       (220)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (4,831)     (2,281)     (2,666)        116
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      5,285       3,828         813         644
    Federal Home Loan Bank borrowings . . . . . . . . . .      5,469       5,056          88         325
    Other borrowings. . . . . . . . . . . . . . . . . . .        169         221         (36)        (16)
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (591)       (536)        (85)         30
                                                              ------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .      2,773       7,678      (5,784)        879
                                                              ------     -------    --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      4,295     $16,589    $ (9,537)   $ (2,757)
                                                              ------     =======    ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .        506
                                                              ------

   Net interest income change . . . . . . . . . . . . . .     $4,801
                                                              ======

__________

 (1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The following table presents average balances, interest income and expense, and yields and rates on a fully tax-equivalent basis for the three-month periods ended June 30, 1994 and 1993.

                                                                           Three Months Ended
                                                      -----------------------------------------------------------
                                                              June 30, 1994                  June 30, 1993
                                                      ----------------------------   ----------------------------
                                                        Average    Income/  Yield/     Average    Income/  Yield/
                                                        Balance    Expense   Rate      Balance    Expense   Rate
                                                      ----------  --------  ------   ----------  --------  ------
                                                                         (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . . . .   $3,426,357  $ 71,853   8.41%   $2,973,114  $ 64,784   8.73%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . .        1,937        27   5.52         6,068        64   4.19
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . .       38,821       384   3.97        55,364       440   3.19
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . .    2,883,090    41,445   5.75     2,739,295    40,636   5.94
      Tax-preferred(1)  . . . . . . . . . . . . . .      205,386     6,364  12.39       221,769     7,273  13.12
    Trading account securities(1) . . . . . . . . .        1,615        20   4.87         2,802        46   6.59
                                                      ----------  --------           ----------  --------
        Total interest-earning assets(1). . . . . .    6,557,206   120,093   7.34     5,998,412   113,243   7.56
  Cash and due from banks . . . . . . . . . . . . .      391,323                        350,432
  Bank premises and equipment . . . . . . . . . . .      152,070                        129,591
  Income receivable and other assets  . . . . . . .      130,436                        153,847
  Intangible assets, net  . . . . . . . . . . . . .       76,629                         61,443
  Allowance for credit losses . . . . . . . . . . .      (69,911)                       (76,474)
                                                      ----------                     ----------
        Total assets  . . . . . . . . . . . . . . .   $7,237,753                     $6,617,251
                                                      ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest checking . . . . . . . .   $2,175,935  $ 12,556   2.31%   $2,091,269  $ 13,746   2.64%
      Time under $100,000 . . . . . . . . . . . . .    1,952,877    20,829   4.28     2,047,562    23,409   4.59
      Time of $100,000 or more. . . . . . . . . . .      373,425     3,804   4.09       391,831     3,275   3.35
                                                      ----------  --------           ----------  --------
        Total interest-bearing deposits . . . . . .    4,502,237    37,189   3.31     4,530,662    40,430   3.58
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . .      599,649     5,847   3.91       358,622     2,677   2.99
    Federal Home Loan Bank borrowings . . . . . . .      421,266     4,362   4.15       135,165     1,296   3.85
    Other borrowings. . . . . . . . . . . . . . . .       44,979       491   4.38        21,659       233   4.30
    Long-term debt  . . . . . . . . . . . . . . . .        9,427       307  13.04        17,827       586  13.16
                                                      ----------  --------           ----------  --------
        Total interest-bearing liabilities  . . . .    5,577,558    48,196   3.47     5,063,935    45,222   3.58
                                                                  --------                       --------
  Noninterest-bearing deposits. . . . . . . . . . .      997,885                        934,215
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . . . .       69,421                         58,396
                                                      ----------                     ----------
        Total liabilities . . . . . . . . . . . . .    6,644,864                      6,056,546
  Preferred stockholders' equity  . . . . . . . . .      100,000                        102,511
  Common stockholders' equity . . . . . . . . . . .      492,889                        458,194
                                                      ----------                     ----------
        Total stockholders' equity  . . . . . . . .      592,889                        560,705
                                                      ----------                     ----------
        Total liabilities and stockholders' equity.   $7,237,753                     $6,617,251
                                                      ==========                     ==========
Net interest income(1). . . . . . . . . . . . . . .               $ 71,897                       $ 68,021
                                                                  ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). . . .                          7.34%                          7.56%
  Interest expense/interest-earning assets. . . . .                          2.95                           3.02
                                                                            -----                          -----
        Net yield on earning assets(1). . . . . . .                          4.39%                          4.54%
                                                                            =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.


     The following table presents average balances, interest income and expense, and yields and rates on a fully tax-equivalent basis for the six-month periods ended June 30, 1994 and 1993.

                                                                            Six Months Ended
                                                      -----------------------------------------------------------
                                                              June 30, 1994                  June 30, 1993
                                                      ----------------------------   ----------------------------
                                                        Average    Income/  Yield/     Average    Income/  Yield/
                                                        Balance    Expense   Rate      Balance    Expense   Rate
                                                      ----------  --------  ------   ----------  --------  ------
                                                                         (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . . . .   $3,361,284  $138,397   8.29%   $2,937,586  $128,507   8.80%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . .        2,317        60   5.25         6,236       131   4.22
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . .       31,877       563   3.56        85,842     1,348   3.17
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . .    2,785,226    77,176   5.55     2,561,168    77,750   6.08
      Tax-preferred(1)  . . . . . . . . . . . . . .      217,727    13,174  12.10       219,059    14,542  13.28
    Trading account securities(1) . . . . . . . . .        2,370        64   5.38         2,866        88   6.18
                                                      ----------  --------           ----------  --------
        Total interest-earning assets(1). . . . . .    6,400,801   229,434   7.20     5,812,757   222,366   7.68
  Cash and due from banks . . . . . . . . . . . . .      378,161                        342,597
  Bank premises and equipment . . . . . . . . . . .      150,003                        127,339
  Income receivable and other assets  . . . . . . .      133,104                        175,796
  Intangible assets, net  . . . . . . . . . . . . .       70,080                         61,414
  Allowance for credit losses . . . . . . . . . . .      (69,014)                       (76,161)
                                                      ----------                     ----------
        Total assets  . . . . . . . . . . . . . . .   $7,063,135                     $6,443,742
                                                      ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest checking . . . . . . . .   $2,173,319  $ 24,735   2.30%   $2,068,739  $ 27,463   2.68%
      Time under $100,000 . . . . . . . . . . . . .    1,908,570    40,240   4.25     1,995,125    46,071   4.66
      Time of $100,000 or more. . . . . . . . . . .      371,928     7,456   4.04       388,896     6,456   3.35
                                                      ----------  --------           ----------  --------
        Total interest-bearing deposits . . . . . .    4,453,817    72,431   3.28     4,452,760    79,990   3.62
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . .      575,554    10,129   3.55       321,629     4,844   3.04
    Federal Home Loan Bank borrowings . . . . . . .      339,283     6,872   4.08        73,757     1,403   3.84
    Other borrowings. . . . . . . . . . . . . . . .       32,801       654   4.02        22,512       485   4.34
    Long-term debt  . . . . . . . . . . . . . . . .       11,627       692  11.91        20,103     1,283  12.76
                                                      ----------  --------           ----------  --------
        Total interest-bearing liabilities  . . . .    5,413,082    90,778   3.38     4,890,761    88,005   3.63
                                                                  --------                       --------
  Noninterest-bearing deposits. . . . . . . . . . .      980,876                        924,482
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . . . .       68,402                         75,724
                                                      ----------                     ----------
        Total liabilities . . . . . . . . . . . . .    6,462,360                      5,890,967
  Preferred stockholders' equity  . . . . . . . . .      100,000                        102,511
  Common stockholders' equity . . . . . . . . . . .      500,775                        450,264
                                                      ----------                     ----------
        Total stockholders' equity  . . . . . . . .      600,775                        552,775
                                                      ----------                     ----------
        Total liabilities and stockholders' equity.   $7,063,135                     $6,443,742
                                                      ==========                     ==========

Net interest income(1). . . . . . . . . . . . . . .               $138,656                       $134,361
                                                                  ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). . . .                          7.20%                          7.68%
  Interest expense/interest-earning assets. . . . .                          2.86                           3.05
                                                                            -----                          -----
        Net yield on earning assets(1). . . . . . .                          4.34%                          4.63%
                                                                            =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.


Provision for Credit Losses

     The provisions for credit losses were $275,000 and $6.1 million for the first six months of 1994 and 1993, respectively. There was no provision for credit losses in the second quarter of 1994. The provision for the second quarter of 1993 was $2.9 million. Pooled companies accounted for $3.7 million and $2.5 million of the 1993 six month and second quarter provisions for credit losses, respectively.
In addition, the lower provision for credit losses in 1994 reflects the continued improvement in credit quality as demonstrated by a lower level of nonperforming assets and net recoveries in the current half year as compared to the same period of 1993, and the strong allowance for credit losses. Net recoveries for the first six months of 1994 totaled $232,000 ($127,000 in the second quarter) as compared to net charge-offs of $9.5 million ($8.1 million in the second quarter) or .65% of average loans for the first six months of 1993. Charge-offs recorded by pooled companies totaled $7.1 million for the first six months of 1993 and $6.6 million for the second quarter of 1993. Nonperforming loans at June 30, 1994 were $24.1 million, down from $36.1 million at June 30, 1993. The June 30, 1994 allowance for credit losses of $73.6 million was 305.70% of nonperforming loans at that date, compared to the June 30, 1993 ratio of allowance for credit losses to nonperforming loans of 206.09%.

Noninterest Income

     Total noninterest income was $51.0 million for the first six months of 1994, representing an increase of $6.8 million or 15.3% over the $44.2 million recorded in the comparative period of 1993. Investment securities gains realized during the first six months of 1994 totaled $3.6 million compared to $963,000 in the first six months of 1993. Substantially all of the securities gains recognized in the first six months of 1994 were recorded in the first quarter. In anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities, accounting for the first quarter
1994 investment securities gains. Investment securities sold in the second quarter of $151.4 million were principally acquired in the Equity acquisition and no gain or loss was recognized. Fees collected in the normal course of business increased $3.7 million or 8.6% to total $46.9 million for the first six months of 1994 from $43.2 million in the same period of 1993. Approximately 47% of the increase in fee income was attributable to business combinations accounted for as purchases.

     The most significant changes in fee income between the first six months of 1994 and 1993 occurred in trust fees, service charges on deposit accounts, and bank card fees. The $1.2 million or 13.4% increase in trust fees was the result of increased sales efforts which generated new trust business. The $2.7 million or 16.9% increase in service charges was attributable to both consumer and commercial customers. These increased revenues were due to a reduction in waived fees and a larger volume of fee-based transactions. Bank card fees increased $1.4 million which reflects internal growth plus the acquisition of Equity, including its credit card division that services approximately 77,000 customer accounts.

     Brokerage and annuity sales commissions were $2.2 million for the first six months of 1994 compared to $2.9 million for the same period of 1993. The lower brokerage and annuity sales commissions were attributable to a reduced volume of brokerage transactions associated with uncertain market conditions. Included in other fee income for the first six months of 1994 was a $143,000 loss on the sale of residential mortgage loans held for sale. For the first six months of 1993, sales of residential mortgage loans held for sale resulted in gains of $346,000, accounting for $489,000 of the decrease in other fee income. Also included in other fee income were fees for providing data processing services to unaffiliated banks of $62,000 and $542,000 for the six-month periods ended June 30, 1994 and 1993, respectively.
These services have been substantially discontinued.

     For the second quarter of 1994 noninterest income totaled $23.7 million, a $2.3 million or 10.6% increase over the 1993 second quarter noninterest income of $21.4 million. Realized investment securities gains of $62,000 in the 1994 second quarter were comparable to historical results. During the second quarter of 1994 a gain of $471,000 was realized on the sale of the Company's investment in a data processing company which had been accumulated through various bank acquisitions. Second quarter fee income totaled $23.2 million and $21.2 million in 1994 and 1993, respectively. The increased fees between the second quarters of 1994 and 1993 were the result of the same factors that caused the year-to-date increases.

     The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the three-month and six-month periods ended June 30, 1994 and 1993.

                                                       Three Months Ended                  Six Months Ended
                                                 -------------------------------    -------------------------------
                                                        June 30,         Percent           June 30,         Percent
                                                 --------------------               --------------------
                                                   1994        1993      Change       1994        1993      Change
                                                 --------    --------    -------    --------    --------    -------
                                                                       (Dollars in thousands)
Fee income:
  Trust fees . . . . . . . . . . . . . . . . .   $ 4,313     $ 4,107      5.0%       $ 9,755     $ 8,603     13.4%
  Service charges on deposit accounts. . . . .     9,366       8,300     12.8         18,428      15,763     16.9
  Bank card fees . . . . . . . . . . . . . . .     4,700       3,315     41.8          8,305       6,915     20.1
  Brokerage and annuity sales commissions. . .     1,036       1,342    (22.8)         2,155       2,915    (26.1)
  Trading account profits and commissions. . .       254         232      9.5            381         422     (9.7)
  Real estate loan service fees. . . . . . . .       549         598     (8.2)         1,139       1,299    (12.3)
  Safe deposit rent. . . . . . . . . . . . . .       381         356      7.0            863         771     11.9
  Travelers and official check fees
   and item handling charges . . . . . . . . .       629         640     (1.7)         1,234       1,169      5.6
  Insurance premiums . . . . . . . . . . . . .       469         386     21.5            896         734     22.1
  Other. . . . . . . . . . . . . . . . . . . .     1,461       1,879    (22.2)         3,709       4,569    (18.8)
                                                 -------     -------                 -------     -------
    Total fee income . . . . . . . . . . . . .    23,158      21,155      9.5         46,865      43,160      8.6

Other revenues:
  Investment securities gains. . . . . . . . .        62         208      (.7)         3,626         963      2.8X
  Gain on sale of acquired stock . . . . . . .       471          --                     471          --
  RTC reimbursements . . . . . . . . . . . . .        --          63                      --          63
                                                 -------     -------                 -------     -------
    Total noninterest income . . . . . . . . .   $23,691     $21,426     10.6        $50,962     $44,186     15.3
                                                 =======     =======                 =======     =======

  Fee income (annualized)/average assets . . .      1.28%       1.28%                   1.34%       1.35%
  Noninterest income (annualized)/
   average assets. . . . . . . . . . . . . . .      1.31%       1.30%                   1.46%       1.38%


Noninterest Expense

     Noninterest expense decreased $3.5 million or 2.7% to total $124.9 million for the first six months of 1994 as compared to $128.4 million for the comparable period of 1993. Noninterest expense for both periods includes certain nonoperating items such as net costs of operation of other real estate and nonperforming assets, merger and integration costs, and other unusual items.

     In the first six months of 1994, the gains from sales of other real estate and nonperforming assets exceeded the costs of operation of such assets resulting in a net gain of $403,000, as compared to the net costs of operation of other real estate and nonperforming assets in the first six months of 1993 of $2.4 million. The 1993 cost was principally attributable to a pooled company. Merger and integration costs associated with poolings of interests totaled $2.8 million and $3.2 million for the first six months of 1994 and 1993, respectively. SBC, a prior-year business combination accounted for as a pooling of interests, settled a lawsuit during the first six months of 1993 resulting in $313,000 of lawsuit settlement cost.

     Operating expense amounted to $122.4 million and $122.2 million for the first six months of 1994 and 1993, respectively. Operating expense for the first six months of 1994 was approximately $3.8 million greater than operating expense for the same period of 1993 because of business combinations accounted for as purchases. On the other hand, the 1993 operating expense includes: $1.2 million accelerated data processing hardware depreciation and software amortization related to the Company's commitment to improve its technology and systems; and $2.8 million of additional core deposit intangibles amortization and $768,000 of FDIC exit/entrance fee amortization both associated with disintermediation of acquired deposits. Also reflected in the higher 1993 intangible asset amortization was an acceleration of purchased mortgage servicing rights amortization. The increased amortization was associated with a more rapid pay-off of mortgage loans serviced for other investors. Amortization of purchased mortgage servicing rights was $425,000 in the first six months of 1994 as compared to $1.2 million for the same period of 1993.

     The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 66.00% for the first six months of 1994 as compared to 68.84% for the same period of 1993. Operating expenses in both six-month periods reflect: the large number of acquisitions and the substantial commitment of Company resources required for thorough assessment of credit and other business risks; software systems conversion and operations consolidation of acquired entities; and advertising, training, and other costs associated with instilling the BANK IV sales and credit culture, products, and services. The efficiency ratio will continue to be affected by due diligence and other acquisition costs as long as the Company engages in an active acquisition program; however, the expense should represent a smaller portion of total expenses as the company grows.

     Noninterest expense for the second quarter decreased $2.3 million to total $61.7 million in 1994 as compared to $64.0 million in the second quarter of 1993. Net costs of operations of other real estate and nonperforming assets were $2.2 million in the second quarter of 1993, principally associated with a pooled company. By comparison, the second quarter of 1994 reflects a small gain. Merger and integration costs were $2.2 million lower in the second quarter of 1994 when compared to the second quarter of 1993. The decreases in these two expense categories were partially offset by the $2.5 million increase in operating expense. Operating expense totaled $61.8 million and $59.3 million for the second quarters of 1994 and 1993, respectively. The operating expenses of the 1994 and 1993 purchase acquisitions accounted for substantially all of the increase in operating expense between the second quarters.
     The following table presents an analysis of noninterest expense for the three-month and six-month periods ended June 30, 1994 and 1993, respectively.

                                                        Three Months Ended                  Six Months Ended
                                                  -------------------------------    -------------------------------
                                                         June 30,         Percent           June 30,         Percent
                                                  --------------------               --------------------
                                                    1994        1993      Change       1994        1993      Change
                                                  --------    --------    -------    --------    --------    -------
                                                                        (Dollars in thousands)
Salaries and employee benefits . . . . . . . . .  $ 30,732    $ 29,369      4.6%     $ 60,894    $ 56,154      8.4%
Furniture and equipment  . . . . . . . . . . . .     5,413       5,130      5.5        11,023      11,802     (6.6)
Net occupancy  . . . . . . . . . . . . . . . . .     4,105       4,131      (.6)        8,323       8,257       .8
FDIC insurance . . . . . . . . . . . . . . . . .     3,199       2,682     19.3         6,262       6,684     (6.3)
Bank card  . . . . . . . . . . . . . . . . . . .     1,989       1,659     19.9         3,809       3,525      8.1
Advertising and public relations . . . . . . . .     2,285       1,515     50.8         4,389       3,768     16.5
Communication  . . . . . . . . . . . . . . . . .       909         927     (1.9)        1,884       1,732      8.8
Postage and freight  . . . . . . . . . . . . . .     1,713       1,366     25.4         3,339       2,894     15.4
Supplies, printed materials and forms. . . . . .     1,222       1,240     (1.5)        2,417       2,817    (14.2)
Federal Reserve service fees . . . . . . . . . .       436         366     19.1           843         703     19.9
Loan acquisition and maintenance . . . . . . . .       750         617     21.6         1,437       1,106     29.9
Outside service fees . . . . . . . . . . . . . .       867       1,165    (25.6)        1,706       2,625    (35.0)
Consulting fees  . . . . . . . . . . . . . . . .       305         296      3.0           906         641     41.3
Other professional fees and examinations . . . .     1,416       1,851    (23.5)        2,541       3,062    (17.0)
Amortization of intangible assets  . . . . . . .     2,355       2,307      2.1         4,394       7,738    (43.2)
Other  . . . . . . . . . . . . . . . . . . . . .     4,116       4,708    (12.6)        8,275       8,706     (5.0)
                                                  --------    --------               --------    --------

  Total operating expense  . . . . . . . . . . .    61,812      59,329      4.2       122,442     122,214       .2
Net costs of operation of other real
 estate and nonperforming assets . . . . . . . .      (263)      2,208                   (403)      2,448
Merger and integration costs . . . . . . . . . .       117       2,314    (94.9)        2,768       3,215    (13.9)
Minority interest. . . . . . . . . . . . . . . .        61         113    (46.0)           84         225    (62.7)
Lawsuit settlement . . . . . . . . . . . . . . .        --          --       --            --         313       --
                                                  --------    --------               --------    --------
  Total noninterest expense. . . . . . . . . . .  $ 61,727    $ 63,964     (3.5)     $124,891    $128,415     (2.7)
                                                  ========    ========               ========    ========

Noninterest expense (annualized)/average assets.      3.42%       3.88%                  3.57%       4.02%
Noninterest expense less noninterest
 income (annualized)/average assets  . . . . . .      2.11%       2.58%                  2.11%       2.64%
Operating expense less fee income
 (annualized)/average assets . . . . . . . . . .      2.14%       2.31%                  2.16%       2.47%
Operating expense/fee income plus
 tax-equivalent net interest income. . . . . . .     65.03%      66.53%                 66.00%      68.84%



Income Taxes

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes." The cumulative effect of adopting FAS No. 109 as of January 1, 1993 was to increase net income by $10.6 million.

     Income tax expense amounted to $20.5 million and $9.5 million for the first six months of 1994 and 1993, respectively. For the second quarters of 1994 and 1993 income tax expense was $10.8 million and $4.6 million respectively. The higher tax expense in the current-year periods was principally attributable to a higher level of income before taxes. The lower effective tax rate in 1993 reflects changes in the valuation allowance for deferred tax assets associated with pooled entities which reduced income tax expense in that year, as well as a higher level of tax-preferred income on obligations of states and political subdivisions.

Statements of Condition

     Total assets amounted to $7.6 billion and $7.0 billion at June 30, 1994 and 1993, respectively. Between June 30, 1993 and June 30, 1994, the Company completed two bank acquisitions accounted for as purchases. Assets acquired in these two transactions totaled $745.2 million. The statements of condition for all the periods presented include four business combinations accounted for as poolings of interests. In aggregate these pooled companies had assets of $933.6 million. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

     Between June 30, 1994 and 1993, loans and leases increased $554.7 million or 18.1% to total $3.6 billion at June 30, 1994. Increases were realized in various commercial and retail categories. Loans added through bank purchase transactions totaled $297.3 million and internal loan growth was $367.5 million, exclusive of the sale of $110.1 million of 1-4 family mortgages.

     The commercial loan categories increased an aggregate of $374.1 million or 21.6% to total $2.1 billion at June 30, 1994. These increases are attributable to a continued emphasis on business development efforts and increasing credit demands associated with the strengthening of the economy in Kansas and Oklahoma.

     The $101.1 million increase in the 1-4 family mortgage portfolio between June 30, 1994 and June 30, 1993 primarily reflects originations and the refinancing activity which was stimulated by relatively low mortgage interest rates prior to early 1994. In connection with the Company's asset and liability management strategies, $110.1 million of residential mortgage loans were classified as held for sale at December 31, 1993. These loans were sold during the first quarter of 1994.

     The following table shows the composition of loans and leases at June 30, 1994, December 31, 1993, and June 30, 1993.

                                                                    June 30,     December 31,       June 30,
                                                                     1994            1993            1993
                                                                 ------------    ------------    ------------
                                                                                (In thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . . . . . . . . .   $  939,958      $  889,024      $  841,060
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      231,431         196,029         168,097
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .       95,126          77,962          51,769
  Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       19,557          34,576          33,890
  Real estate:
    Construction. . . . . . . . . . . . . . . . . . . . . . . .      121,921          92,636          75,115
    Permanent commercial real estate and other. . . . . . . . .      591,409         513,270         482,478
  Lease financing . . . . . . . . . . . . . . . . . . . . . . .       69,506          40,195          32,525
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,569          42,505          44,468
                                                                  ----------      ----------      ----------
      Total commercial loans. . . . . . . . . . . . . . . . . .    2,103,477       1,886,197       1,729,402
                                                                  ----------      ----------      ----------
Consumer:
  Secured by 1-4 family residences, less unearned discount. . .      878,094         786,637         776,929
  Residential mortgage loans held for sale. . . . . . . . . . .        3,595         110,132           2,687
  Consumer, less unearned discount. . . . . . . . . . . . . . .      466,750         419,971         452,044
  Credit card . . . . . . . . . . . . . . . . . . . . . . . . .      125,408          93,007          78,457
  Educational . . . . . . . . . . . . . . . . . . . . . . . . .       43,185          55,968          26,263
                                                                  ----------      ----------      ----------
      Total consumer loans. . . . . . . . . . . . . . . . . . .    1,517,032       1,465,715       1,336,380
                                                                  ----------      ----------      ----------

        Total loans and leases. . . . . . . . . . . . . . . . .   $3,620,509      $3,351,912      $3,065,782
                                                                  ==========      ==========      ==========


     Commercial and Industrial: The Company's commercial and industrial loans generally are made to middle market and small businesses.

     Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 65% of the agriculture portfolio at June 30, 1994. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

     Energy: Loans secured by proven oil and gas reserves constitute substantially all of the energy loan portfolio. Generally, the Company will loan no more than 60% of the discounted value of such proven reserves. Annual engineering reports are required on all production loans of $250,000 or more. These reports include cash flow analyses on all properties and provide estimates of remaining recoverable reserves, rates of recovery, operating expenses, and taxes. There are no oil rig acquisition loans, and loans to well-servicing companies and suppliers are not material.

     Bank Stock: Loans for the purpose of purchasing a material interest in a bank make up this portfolio.

     Commercial Real Estate: Most of the construction loans are for 1-4 family residential construction and development. At June 30, 1994, approximately 53% of the portfolio was in the Kansas metropolitan markets of Wichita, Topeka and Kansas City. The Tulsa and Oklahoma
City markets represented an additional 30% of this portfolio.

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

     Secured by 1-4 Family Residences: The 1-4 family residence portfolio consists of loans secured by residences located primarily in Kansas and Oklahoma and is principally permanent first mortgage loans with the remainder consisting of home equity loans. At June 30, 1994, this portfolio included $87.5 million of seasoned, performing loans acquired in 1990 and 1991 as part of the S&L deposit assumptions.

     Residential Mortgage Loans Held For Sale: At June 30, 1994, $3.6 million of fixed-rate residential first mortgage loans were held for sale in the secondary market. Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.

     Concentrations: The Company makes most of its loans within Kansas, Oklahoma, and the contiguous states or to Kansas and Oklahoma based customers that do business in other states. At June 30, 1994, the Company had 21 lending relationships in which the aggregate loan amount exceeded $7 million; of these, 9 were $10 million or more. The Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10.0% of total loans outstanding and no foreign loans at June 30, 1994.

Nonperforming Assets

     Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at June 30, 1994 included $6.9 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

     Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of June 30, 1994, the carrying value of nonaccrual loans had been charged down to 64.4% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

     The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments.

                                                                       June 30,    December 31,      June 30,
                                                                        1994           1993           1993
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . .    $23,787        $34,040        $30,976
Troubled debt restructurings . . . . . . . . . . . . . . . . . . .        280            290          5,082
                                                                      -------        -------        -------

Total nonperforming loans. . . . . . . . . . . . . . . . . . . . .     24,067         34,330         36,058
Other real estate and nonperforming assets . . . . . . . . . . . .      8,553          9,787         16,987
                                                                      -------        -------        -------

  Total nonperforming assets . . . . . . . . . . . . . . . . . . .    $32,620        $44,117        $53,045
                                                                      =======        =======        =======

Past due loans (90 days or more) . . . . . . . . . . . . . . . . .    $13,044        $ 9,108        $16,565
                                                                      =======        =======        =======

Nonperforming assets/period-end loans plus
 other real estate and nonperforming assets. . . . . . . . . . . .        .90%          1.31%          1.72%
                                                                         ====           ====         ======

Nonperforming assets/period-end assets . . . . . . . . . . . . . .        .43%           .64%           .76%
                                                                         ====           ====         ======

     Nonperforming assets decreased $20.4 million or 38.5% from June 30, 1993 to total $32.6 million at June 30, 1994. At June 30, 1994, total nonperforming assets represented .90% of total loans plus other real estate owned and nonperforming assets and .43% of total assets as compared to 1.72% of total loans plus other real estate owned and nonperforming assets and .76% of total assets at June 30, 1993.
Current and prior-year pooled companies represent $8.8 million of the June 30, 1994 total nonperforming assets compared to $18.8 million for those same companies at June 30, 1993. Banks purchased subsequent to June 30, 1993 added $662,000 to nonperforming assets.

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

                                                                       June 30,    December 31,      June 30,
                                                                        1994           1993           1993
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Commercial and industrial  . . . . . . . . . . . . . . . . . . . .    $10,922        $14,789        $13,452
Agriculture. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,198          1,526          1,191
Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        421            510             93
Real Estate:
  Construction . . . . . . . . . . . . . . . . . . . . . . . . . .        363          1,343          1,513
  Secured by 1-4 family residences . . . . . . . . . . . . . . . .      1,375          2,457          3,768
  Permanent commercial real estate and other . . . . . . . . . . .      8,239         11,668         14,333
Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,438          1,930          1,570
Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . .        111            107            138
                                                                      -------        -------        -------

  Total nonperforming loans. . . . . . . . . . . . . . . . . . . .    $24,067        $34,330        $36,058
                                                                      =======        =======        =======

Nonaccrual loans/nonaccrual loans and prior charge-offs. . . . . .      64.38%
                                                                        =====

Potential Problem Loans

     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

     Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $14.7 million at June 30, 1994.

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

     As of June 30, 1994, the allowance for credit losses equaled $73.6 million or 2.03% of total loans and leases and 305.70% of nonperforming loans. Comparatively, the allowance for credit losses at June 30, 1993 amounted to $74.3 million or 2.42% of total loans and leases and 206.09% of nonperforming loans. The strong coverage ratio of the allowance for credit losses to nonperforming loans at June 30, 1994 reflected the continuing emphasis management is placing on resolving problem loans, reducing the risk profile of the Company, and prudently reserving for identifiable risks.

     The following table summarizes the changes in the allowance for credit losses for the six-month periods ended June 30 and presents selected related ratios. Prior period amounts have been restated for the poolings of interests.

                                                                              1994              1993
                                                                           ----------        ----------
                                                                              (Dollars in thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . .   $   66,368        $   73,055
  Adjustments for pooling of interests . . . . . . . . . . . . . . . . .        1,249             1,340
                                                                           ----------        ----------
  Balance at January 1, as restated. . . . . . . . . . . . . . . . . . .       67,617            74,395
  Allowance for credit losses of purchased bank. . . . . . . . . . . . .        5,449             3,266
                                                                           ----------        ----------
                                                                               73,066            77,661
Charge-offs:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        2,619             8,851
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          255                 6
  Real estate:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58               112
    Secured by 1-4 family residences . . . . . . . . . . . . . . . . . .          493               438
    Permanent commercial real estate and other . . . . . . . . . . . . .          255             1,604
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,608             2,038
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,062               738
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23                18
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           77               112
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16                58
                                                                           ----------        ----------
      Total charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .        6,466            13,975
                                                                           ----------        ----------

Recoveries:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        3,330             1,716
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58               173
  Real estate:
    Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . .          104               168
    Secured by 1-4 family residences . . . . . . . . . . . . . . . . . .          189                46
    Permanent commercial real estate and other . . . . . . . . . . . . .        1,177               949
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,063               809
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          177               260
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           60                99
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          376               182
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           32                49
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132                55
                                                                           ----------        ----------
      Total recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        6,698             4,506
                                                                           ----------        ----------

Net loans and leases charged off (recovered) . . . . . . . . . . . . . .         (232)            9,469
Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .          275             6,121
                                                                           ----------        ----------

Balance at June 30 . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   73,573        $   74,313
                                                                           ==========        ==========

Loans and leases at period-end . . . . . . . . . . . . . . . . . . . . .   $3,620,509        $3,065,782
Average loans and leases . . . . . . . . . . . . . . . . . . . . . . . .   $3,361,284        $2,937,586

Net (recoveries) charge-offs (annualized)/average loans and leases . . .         (.01)%             .65%
Allowance for credit losses/period-end nonperforming loans . . . . . . .       305.70%           206.09%
Allowance for credit losses/period-end nonperforming assets. . . . . . .       225.55%           140.09%
Allowance for credit losses/period-end loans and leases. . . . . . . . .         2.03%             2.42%


Investment Portfolio

     The book values of investment securities at June 30, 1994, December 31, 1993, and June 30, 1993 are presented in the tables below.

Held-to-maturity

                                                                      June 30,     December 31,     June 30,
                                                                        1994           1993           1993
                                                                     ----------    ------------    ----------
                                                                                  (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   98,084     $   16,329     $  343,712
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,733,417      1,753,662      2,368,781
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     262,581          4,259        266,538
Obligations of states and political subdivisions  . . . . . . . . .      16,776         16,838        245,842
Other securities:
  Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . .      69,000            --             --
  Bankers' acceptances. . . . . . . . . . . . . . . . . . . . . . .      16,943            --             --
  Collateralized auto receivables . . . . . . . . . . . . . . . . .       2,283         12,364         19,856
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .          --             --         36,942
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,050          2,155          2,256
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .         361            212            117
                                                                     ----------     ----------     ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .   2,201,495      1,805,819      3,284,044

  Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . .      37,645         24,911         21,233
  Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . .      13,347         12,637          8,608
  Other equity securities . . . . . . . . . . . . . . . . . . . . .       1,567          1,559          1,584
                                                                     ----------     ----------     ----------

    Total, at amortized cost. . . . . . . . . . . . . . . . . . . .  $2,254,054     $1,844,926     $3,315,469
                                                                     ==========     ==========     ==========

Market value in excess of (less than) book value. . . . . . . . . .  $  (57,456)    $    1,823     $   70,846
                                                                     ==========     ==========     ==========


Available-for-sale

                                                                       June 30,     December 31,
                                                                        1994            1993
                                                                     ----------     ------------
                                                                           (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $  289,521      $  308,331
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     149,800         218,848
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     287,723         306,276
Obligations of states and political subdivisions  . . . . . . . . .     192,567         242,933
Other securities:
  Collateralized credit card receivables. . . . . . . . . . . . . .      60,050              --
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .      40,486          40,237
                                                                     ----------      ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .   1,020,147       1,116,625

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .         959           1,151
                                                                     ----------      ----------

      Total, at estimated fair value. . . . . . . . . . . . . . . .  $1,021,106      $1,117,776
                                                                     ==========      ==========


     At December 31, 1993, the Company elected to adopt Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with FAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. Pursuant to FAS No. 115 the securities classified as available-for-sale are carried at fair value. The total carrying value of the available-for-sale securities portfolio included unrealized losses of $7.1 million at June 30, 1994 and unrealized gains of $41.2 million at December 31, 1993.

     Exclusive of the adjustment to fair value for the available-for-sale portfolio, total investment securities decreased $33.2 million between June 30, 1994 and 1993. During the first quarter of 1994, in anticipation of rising interest rates, the Company elected to sell
$448.7 million of its available-for-sale securities, accounting for the first quarter 1994 investment securities gains. Investment securities sold in the second quarter of $151.4 million were principally acquired in the Equity acquisition and no gain or loss was recognized. This reduction in the investment securities portfolio was offset by acquisition transactions accounted for as purchases which added $269.3 million of investment securities.

     Excluding U.S. Treasury obligations and obligations of U.S.
government agencies and corporations, there were no security holdings of any one issuer at June 30, 1994 that exceeded 10% of consolidated stockholders' equity.

     At June 30, 1994 the held-to-maturity portfolio included $468.5 million of floating-rate mortgage-backed securities guaranteed by the Federal National Mortgage Association. The yields on these securities float on a monthly basis with the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds, which reduces the interest rate risk associated with these investments as the changes in the cost of funds index have historically correlated with the changes in the Company's cost of funds. Also included in the held-to-maturity portfolio at June 30, 1994 were $745.4 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies of the U.S. government. Of this CMO portfolio, $149.1 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $596.3 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated remaining average duration of two to three years. The June 30, 1994 available-for-sale mortgage-backed securities portfolio is comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to five years.

     Scheduled principal reductions and prepayments of mortgage-backed securities were approximately $321.4 million during the first six months of 1994. The volume of principal reductions and prepayments combined with the Company's strong liquidity position (which is described in the Asset and Liability Management Section) demonstrates the Company's ability to hold a substantial portion of its investment securities to maturity.

Deposits

     Total deposits increased $224.7 million or 4.1% between June 30, 1994 and 1993. During the second quarter of 1994, the Company acquired $545.0 million of deposits through acquisitions accounted for as purchases. The increased deposits from the acquisitions were partially offset by the attrition of time deposits associated with the recent low interest rates offered on these instruments. In response to perceived customer needs for a higher yield, time deposit products were offered which provided the customer with the opportunity to reprice the instruments during their term. At June 30, 1994, $248.1 million of these adjustable-rate time deposits were outstanding. Certain customers have reinvested maturing deposits in alternative investment instruments and some of these customers have purchased annuities, mutual funds, and other investments through the Company, resulting in increased fee income. Core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.19% of total deposits at June 30, 1994 compared to 92.40% at June 30, 1993.

Asset and Liability Management

     Interest Rate Risk: The Company manages its assets and liabilities to control the exposure of its net interest income and capital to risks associated with interest rate changes and to achieve consistent growth in net interest income. Interest rate risk is evaluated using various tools, including interest sensitivity gap and simulation analysis.
From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Net interest income for the six months ended June 30, 1994 includes $407,000 attributable to interest rate swaps. The effect of interest rate swaps on the first half of 1993 was to reduce net interest income by $3,000.

     At June 30, 1994 and 1993 interest rate swaps were as follows:

                                                                         June 30, 1994
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $151,000           24 months (1)        6.05%           4.60%
Pay fixed rate . . . . . . . . . . . . . .       100,000           10 months            4.35%           4.25%

                                                                         June 30, 1993
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $ 51,000           35 months (1)        5.89%           3.22%
Pay fixed rate . . . . . . . . . . . . . .       200,000           16 months            3.28%           3.94%

- -----------

(1)  The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

     Activity in interest rate swaps is summarized below:

                                                                                     Receive           Pay
                                                                                    Fixed Rate      Fixed Rate
                                                                                    ----------      ----------
                                                                                 (Notional amounts, in thousands)
Balance, January 1, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,000        $     --
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,000         200,000
                                                                                     --------        --------

Balance, June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
                                                                                     ========        ========

Balance, January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        (100,000)
                                                                                     --------        --------

Balance, June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
                                                                                     ========        ========


     The following table presents the Company's interest sensitivity gap position as of June 30, 1994. This table depicts the timing of the contractual maturity or repricing of most assets and liabilities at this date. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon estimates of prepayments provided by a third-party market information service. These estimates may vary depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-month category. This table does not indicate the effect the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk, prepayment risk, intra-period sensitivity, and the effect of interest rate floors and ceilings associated with certain financial instruments.

                                                             Repricing Maturity
                              --------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $1,836,702  $ 161,312  $ 297,724  $  842,388  $453,572  $   28,811    $3,620,509
  Investments and trading
   account securities . . . .    927,844    152,274    311,340   1,692,285   200,281      (7,031)    3,276,993
  Other earning assets  . . .     16,961      1,169         --         336        68          --        18,534
  Nonearning assets . . . . .         --         --         --          --        --     729,496       729,496
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $2,781,507  $ 314,755  $ 609,064  $2,535,009  $653,921  $  751,276    $7,645,532
                              ==========  =========  =========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $3,036,385  $ 386,238  $ 435,581  $  865,793  $  7,263  $  991,521    $5,722,781
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    639,369         --         --          --        --          --       639,369
  Federal Home Loan Bank
   borrowings . . . . . . . .    324,190     50,000     91,800      25,000        --          --       490,990
  Other borrowings. . . . . .     82,715         --         --          --        --          --        82,715
  Long-term debt  . . . . . .      4,432        413      4,425         195        67          --         9,532
  Other liabilities . . . . .         --         --         --          --        --     107,148       107,148
  Stockholders' equity  . . .         --         --         --          --        --     592,997       592,997
                              ----------  ---------  ---------  ----------  --------  ----------    -----------
    Total liabilities and
     stockholders' equity . . $4,087,091  $ 436,651  $ 531,806  $  890,988  $  7,330  $1,691,666    $7,645,532
                              ==========  =========  =========  ==========  ========  ==========    ==========

Interest rate swaps . . . . . $  (51,000) $      --  $ (86,000) $  137,000  $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . . (1,356,584)  (121,896)    (8,742)  1,781,021   646,591    (940,390)           --
Cumulative adjusted
 repricing gap. . . . . . . . (1,356,584)(1,478,480)(1,487,222)    293,799   940,390          --            --
Cumulative adjusted rate-
 sensitive assets/
 rate-sensitive liabilities .        .68        .68        .73          (*)       (*)         (*)

- ------------

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

     Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at June 30, 1994. The loans-to-deposits and loans-to-assets ratios averaged 61.85% and 47.59%, respectively, during the first six months of 1994. Average core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.15% of total deposits and 70.90% of average assets during the six-month period.

     At June 30, 1994, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $1.2 billion. At that same date, additional borrowing liquidity was also available in the form of $602.6 million of unpledged investment securities classified as held-to-maturity which could secure short-term borrowing requirements. In addition, substantial liquidity is available from the available-for-sale securities which could secure short-term borrowings or be sold.
Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $321.4 million during the second quarter of 1994.

     The Company had commitments to extend credit at June 30, 1994, including standby letters of credit of $101.0 million, commercial letters of credit of $19.1 million, unused credit card lines of $477.6 million, $79.0 million of commitments to fund 1-4 family residential mortgage loans, and other loan commitments of $1.2 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

     At June 30, 1994, total stockholders' equity was $593.0 million or 7.76% of total assets compared to $561.1 million or 8.00% of total assets at June 30, 1993. Reducing total stockholders' equity at June 30, 1994 were $4.4 million in unrealized losses on available-for-sale securities pursuant to FAS No. 115. For the first six months of 1994, total stockholders' equity averaged $600.8 million or 8.51% of average assets. The prior year-to-date average equity was $552.8 million or 8.58% of average assets.

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

     The following table presents the Company's risk-based capital and leverage ratios together with the required minimums. The banking system regulators have proposed to amend the regulatory capital rules to include net unrealized gains and losses on available-for-sale securities in Tier I capital; however, at June 30, 1994, the proposed change had not been finalized. Accordingly, the ratios in the following table exclude the $4.4 million net unrealized loss on available-for-sale securities.

                                                                                         June 30,
                                                                             -------------------------------
                                                                                 1994               1993
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  500,442         $  460,548
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,920            100,561
  Less intangible assets (1)  . . . . . . . . . . . . . . . . . . . . . .       (97,532)           (67,543)
                                                                             ----------         ----------
    Total Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . .       499,830            493,566
                                                                             ----------         ----------
Tier II capital:
  Allowance for credit losses (2) . . . . . . . . . . . . . . . . . . . .        56,977             48,078
                                                                             ----------         ----------
      Total regulatory capital. . . . . . . . . . . . . . . . . . . . . .    $  556,807         $  541,644
                                                                             ==========         ==========
Risk-weighted assets and off-balance-sheet commitments and contingencies.    $4,558,032         $3,845,959
                                                                             ==========         ==========
Adjusted average assets (3) . . . . . . . . . . . . . . . . . . . . . . .    $7,138,633         $6,549,708
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               10.97%             12.83%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                12.22              14.08
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.00               7.54

___________

  (1) All intangible assets except purchased mortgage servicing rights of $2.8 million and purchased credit card relationships of $9.1 million are subtracted from capital.
  (2) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (3) Quarter-to-date average assets less all intangibles except purchased mortgage servicing rights and purchased credit card relationships.

     As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators. If the regulatory capital rules had been amended to include the net unrealized loss on available-for-sale securities in Tier I capital, the Company's risk-based and leverage ratios at June 30, 1994 would have been as follows:

                                                      June 30, 1994
                                                    ----------------

            Risk-based capital ratios:
              Tier I . . . . . . . . . . . . . . .       10.87%
              Total. . . . . . . . . . . . . . . .       11.92
            Leverage ratio . . . . . . . . . . . .        6.94

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

     The Federal Deposit Insurance Corporation adopted final regulations under the Federal Deposit Insurance Corporation Improvement Act, effective June 16, 1992. A bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at June 30, 1994.

     For 1993, the Company's board of directors had authorized the purchase of up to 500,000 shares of the Company's common stock to be used for general corporate purposes. A separate board of directors' action in December 1993 authorized the purchase of an additional 71,518 shares to be used to acquire the minority interests in the subsidiaries of First Dodge City Bancshares, Inc., a 1994 acquisition. A total of 111,518 shares were purchased in 1993, 40,000 shares for general corporate purposes and 71,518 shares specifically for the pending acquisition. The purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two has been authorized for 1994. A Board of Directors action in April 1994 specifically reserved the purchase of 400,000 shares under this previous authorization to be used for the acquisition of Oklahoma Savings, Inc. ("OSI"). Through June 30, 1994, 356,684 shares of the Company's common stock had been purchased to be used in the OSI acquisition.

Acquisitions

     The Company continues to be engaged in an active acquisition program. Pursuant to that program, the Company is presently considering or participating in discussions concerning additional acquisitions. A discussion of currently pending acquisitions is included in Part II, Item 5 of this Form 10-Q.

     Shares of the Company's common stock to be used in the OSI acquisition have been purchased. Funding for the currently pending cash purchase acquisition will be derived from available funds.

Parent Company Funding Sources and Dividends

     The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to derive funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $92.6 million and $58.1 million for the six-month periods ended June 30, 1994, and 1993, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. The Comptroller's approval was required and received for the 1994 and 1993 dividends. At June 30, 1994, BANK IV Kansas could distribute $18.0 million in dividends without the approval of the Comptroller. BANK IV Oklahoma could distribute $1.1 million in dividends without the approval of the Comptroller.

     Because of the financial strength of the parent company and the anticipated earnings capacity of both the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1994 to the extent justified by their respective financial condition and subject to the capital requirements described in the next paragraph.

     Because of the Company's intention to continue making acquisitions, it is anticipated that the Comptroller will expect the BANK IV banks to maintain the greater of a 6.0% leverage ratio or a 10.0% total risk-based capital ratio. These ratios exceed the otherwise applicable minimum regulatory requirements of a 3.0% leverage ratio and an 8.0% total risk-based capital ratio. At June 30, 1994, the BANK IV banks' aggregate capital exceeded the amount required by the greater of a 6.0% leverage or a 10.0% risk-based capital ratio by approximately $23.5 million.

     The parent company had approximately $43.3 million of cash and short-term investments at June 30, 1994. In addition, the parent company had available a $75.0 million committed line of credit from an unaffiliated bank to be used for general corporate purposes. During the second quarter of 1994, $60.0 million was borrowed against the line. On July 1, 1994, this line of credit was converted to a Credit Agreement under which the Company may borrow up to $50,000,000 on a revolving basis at anytime prior to June 30, 1996. The amount borrowed under the agreement was reduced to $40,000,000 also at July 1, 1994. The parent company also has a term loan outstanding from an unaffiliated bank in the amount of $8.8 million at June 30, 1994. This note bears interest at 8.6% and matures in March 1995. Principal payments of approximately $4.4 million are payable semiannually on the last day of March and September. The borrowing agreements subject the Company to certain restrictions and covenants related to, among others, tangible net worth and the maintenance of specific ratios related to leverage, funded debt, total indebtedness, nonperforming loans, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under both of these agreements.


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

     BANK IV Kansas and the United States Department of Justice have settled an action against BANK IV Kansas seeking statutory civil penalties and injunctive relief for alleged violations of the Clean Air Act and regulations promulgated thereunder. The lawsuit, filed in the United States District Court for the District of Kansas, is captioned United States of America v. BANK IV Kansas, et al., Case No. 93-2315-KVH. The lawsuit originated from the demolition by the bank of an apartment building in Independence, Kansas, which allegedly contained asbestos-containing building materials. A consent decree entered into on June 13, 1994, provided for the payment of $127,500. The settlement has been paid.


Item 5.    Other Information.

PENDING ACQUISITIONS

     The Company has entered into definitive agreements with two holding companies to acquire the financial institutions shown in the following table.

                                                      Assets                        Number of
                                                   June 30, 1994  Cash Expected  Shares Expected  Accounting
               Bank                                 (Unaudited)    To Be Paid      To Be Issued     Method
               -----                              --------------  -------------  ---------------  ----------
                                                      (Dollars in thousands)
Security Bank & Trust Company
  Blackwell, OK ("Security") . . . . . . . . . . .  $   49,307      $  7,900                 --     Purchase

The Stillwater Savings and Loan Association
  Stillwater, OK ("Stillwater"). . . . . . . . . .      96,676            --            371,573     Purchase
                                                    ----------      --------          ---------

    Total. . . . . . . . . . . . . . . . . . . . .  $  145,983      $  7,900            371,573
                                                    ==========      ========          =========


     Both agreements are subject to various conditions, including obtaining regulatory approvals and the banks or holding companies meeting specified net worth requirements and in the case of Stillwater, the receipt of a "fairness" opinion from the investment banking firm that has been advising its parent's board of directors. The required regulatory approvals for the Security and Stillwater acquisitions are in the process of being obtained. The Company anticipates consummating these transactions in the fourth quarter of 1994.

     The Company continues to be engaged in an active acquisition program. Pursuant to that program, the Company is presently considering or participating in discussions concerning additional acquisitions. However, except for the pending transactions described in this section, as of August 10, 1994, the Company has no binding commitments or agreements, to acquire any additional financial institutions, but additional acquisition agreements may be negotiated or entered into at any time.

Item 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following exhibits are filed herewith:

      2.01 Stock Purchase and Merger Agreement, dated as of June 23, 1994, among Fourth Financial Corporation, and BANK IV Oklahoma, National Association as Purchasers, Security Bank and Trust Company, and The Stockholders of Blackwell Security Bancshares, Inc., as Sellers and exhibits thereto.

      2.02 Agreement and Plan of Reorganization, dated as of July 21, 1994, between Fourth Financial Corporation and Oklahoma Savings, Inc. and exhibits thereto.

     10.01 Credit Agreement dated as of July 1, 1994 between Registrant and Continental Bank.

     (b) Reports on Form 8-K

     During the quarter ended June 30, 1994, Registrant filed a report on Form 8-K dated June 17, 1994, in which Registrant reported under
     Item 5 its Termination Agreement between Registrant and Great Southern Bancorp, Inc. Item 7 included the News Release dated June 15, 1994.



                                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOURTH FINANCIAL CORPORATION




Date     August 10, 1994                /s/ Darrell G. Knudson
    --------------------------         -------------------------------
                                       Darrell G. Knudson
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date     August 10, 1994                /s/ Michael J. Shonka
    --------------------------         -------------------------------
                                       Michael J. Shonka
                                       Sr. Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)