Form 10-Q
period 1994-09-30
FOURTH FINANCIAL CORP
filed 1994-11-14
CIK 38475

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             _______________
                               FORM 10-Q
(Mark One)
   _X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                     For quarter ended September 30, 1994
                                     OR
   ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ____________________ to ____________________

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


    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____

    There were 26,876,690 shares of common stock, par value $5 per share, of the registrant outstanding as of October 31, 1994.








                             TABLE OF CONTENTS


                                   PART I

 Item in
Form 10-Q                                                                 Page
- ---------                                                                 ----

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


       Consolidated Statements of Condition as of September 30, 1994, December 31, 1993 and September 30, 1993

       Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1994 and 1993

       Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 1994 and 1993

       Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1994 and 1993

       Notes to Consolidated Financial Statements



                         FOURTH FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)


                                                                      September 30,  December 31,   September 30,
                                                                          1994           1993           1993
                                                                      ------------   ------------   ------------
                                                                                (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $  339,595     $  320,660     $  355,268
  Interest-bearing deposits in other financial institutions . . . . .       1,591          3,025          4,477
  Investment securities (Market value-$2,978,845, $2,964,525,
    and $3,243,645) . . . . . . . . . . . . . . . . . . . . . . . . .   3,051,791      2,962,702      3,171,511
  Trading account securities. . . . . . . . . . . . . . . . . . . . .       1,898            474          1,283
  Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . . . . . . . . .       4,900          6,063         55,034
  Loans and leases:
    Total loans and leases. . . . . . . . . . . . . . . . . . . . . .   3,819,895      3,351,912      3,111,941
    Allowance for credit losses . . . . . . . . . . . . . . . . . . .     (72,815)       (67,617)       (70,810)
                                                                       ----------     ----------     ----------

      Net loans and leases. . . . . . . . . . . . . . . . . . . . . .   3,747,080      3,284,295      3,041,131
  Bank premises and equipment . . . . . . . . . . . . . . . . . . . .     157,121        145,719        143,297
  Income receivable and other assets. . . . . . . . . . . . . . . . .     148,964         96,165        128,479
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .      94,963         66,960         67,422
                                                                       ----------     ----------     ----------

        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $7,547,903     $6,886,063     $6,967,902
                                                                       ==========     ==========     ==========

Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .  $  973,154     $  977,944     $  955,129
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   4,684,954      4,458,619      4,536,738
                                                                       ----------     ----------     ----------

      Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .   5,658,108      5,436,563      5,491,867
  Federal funds purchased and securities sold under
   agreements to repurchase . . . . . . . . . . . . . . . . . . . . .     670,462        491,627        542,393
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . .     491,044        250,000        250,000
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .      63,001         23,002         22,593
  Accrued interest, taxes, and other liabilities. . . . . . . . . . .      62,743         56,603         68,154
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,099         20,283         21,136
                                                                       ----------     ----------     ----------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . .   6,950,457      6,278,078      6,396,143
                                                                       ----------     ----------     ----------

  Minority interest in subsidiaries . . . . . . . . . . . . . . . . .          --          1,135          2,502

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .     100,000        100,000        102,511
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  27,231,106, 27,165,962, and 26,189,021 shares. . . . .     136,156        135,830        130,945
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .     106,949        106,102        104,075
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     279,646        244,810        232,851
    Treasury stock at cost (355,466 and 111,518 shares) . . . . . . .     (10,019)        (3,245)            --
    Stock option loans. . . . . . . . . . . . . . . . . . . . . . . .      (2,030)        (1,795)        (1,125)
                                                                       ----------     ----------     ----------
      Stockholders' equity before net unrealized
       gains (losses) on available-for-sale securities. . . . . . . .     610,702        581,702        569,257
    Net unrealized gains (losses) on available-for-sale securities. .     (13,256)        25,148             --
                                                                       ----------     ----------     ----------

      Total stockholders' equity. . . . . . . . . . . . . . . . . . .     597,446        606,850        569,257
                                                                       ----------     ----------     ----------

      Total liabilities and stockholders' equity. . . . . . . . . . .  $7,547,903     $6,886,063     $6,967,902
                                                                       ==========     ==========     ==========



                        See accompanying notes.



                        FOURTH FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                    Three Months Ended                    Nine Months Ended
                                            -----------------------------------  -----------------------------------
                                            September 30, September 30, Percent  September 30, September 30, Percent
                                                1994          1993      Change       1994          1993      Change
                                            ------------  ------------  -------  ------------  ------------  -------
                                                          (Dollars in thousands, except per share amounts)
Interest Income:
  Interest and fees on loans and leases. . .  $ 80,911      $ 66,337     22.0%     $219,171      $194,687     12.6%
  Interest on short-term investments . . . .       169           415    (59.3)          792         1,894    (58.2)
  Interest and dividends on
   investment securities:
    Taxable. . . . . . . . . . . . . . . . .    42,215        42,286      (.2)      119,391       120,035      (.5)
    Tax-preferred. . . . . . . . . . . . . .     4,023         4,985    (19.3)       12,732        14,588    (12.7)
  Interest and dividends on trading
   account securities. . . . . . . . . . . .        18            27    (33.3)           72            95    (24.2)
                                              --------      --------               --------      --------
      Total interest income. . . . . . . . .   127,336       114,050     11.6       352,158       331,299      6.3
                                              --------      --------               --------      --------

Interest Expense:
  Interest on deposits . . . . . . . . . . .    41,049        40,262      2.0       113,479       120,252     (5.6)
  Interest on borrowings . . . . . . . . . .    13,674         5,999      1.3X       31,329        12,731      1.5X
  Interest on long-term debt . . . . . . . .       200           574    (65.2)          893         1,857    (51.9)
                                              --------      --------               --------      --------
      Total interest expense . . . . . . . .    54,923        46,835     17.3       145,701       134,840      8.1
                                              --------      --------               --------      --------

Net Interest Income. . . . . . . . . . . . .    72,413        67,215      7.7       206,457       196,459      5.1
  Provision for credit losses. . . . . . . .        --           205                    275         6,326    (95.7)
                                              --------      --------               --------      --------

Net Interest Income After Provision
 For Credit Losses . . . . . . . . . . . . .    72,413        67,010      8.1       206,182       190,133      8.4
                                              --------      --------               --------      --------

Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . .     5,409         4,728     14.4        15,164        13,331     13.7
  Service charges on deposit accounts. . . .     9,856         8,599     14.6        28,283        24,362     16.1
  Bank card fees . . . . . . . . . . . . . .     5,407         3,770     43.4        13,712        10,684     28.3
  Investment securities gains. . . . . . . .        56           168    (66.7)        3,682         1,131      2.3X
  Other. . . . . . . . . . . . . . . . . . .     5,276         5,113      3.2        16,125        17,055     (5.5)
                                              --------      --------               --------      --------
      Total noninterest income . . . . . . .    26,004        22,378     16.2        76,966        66,563     15.6
                                              --------      --------               --------      --------

Noninterest Expense:
  Salaries and employee benefits . . . . . .    32,996        30,423      8.5        93,890        86,577      8.4
  Furniture and equipment. . . . . . . . . .     5,746         5,503      4.4        16,770        17,305     (3.1)
  Net occupancy. . . . . . . . . . . . . . .     4,898         4,496      8.9        13,221        12,753      3.7
  FDIC insurance . . . . . . . . . . . . . .     3,168         3,218     (1.6)        9,430         9,903     (4.8)
  Bank card. . . . . . . . . . . . . . . . .     2,342         2,107     11.2         6,151         5,632      9.2
  Amortization of intangible assets. . . . .     2,997         2,711     10.5         7,391        10,449    (29.3)
  Merger and integration costs . . . . . . .        53         4,036    (98.7)        2,821         7,251    (61.1)
  Net costs of operation of other real
   estate and nonperforming assets . . . . .      (168)          414                   (571)        2,862
  Other. . . . . . . . . . . . . . . . . . .    13,972        14,781     (5.5)       41,792        43,372     (3.6)
                                              --------      --------               --------      --------
      Total noninterest expense. . . . . . .    66,004        67,689     (2.5)      190,895       196,104     (2.7)
                                              --------      --------               --------      --------

Income Before Income Taxes and Cumulative
 Effect of a Change in Accounting Principle.    32,413        21,699     49.4        92,253        60,592     52.3
  Income tax expense . . . . . . . . . . . .    10,691         4,997      1.1X       31,188        14,511      1.1X
                                              --------      --------               --------      --------
Income Before Cumulative Effect of a
 Change in Accounting Principle. . . . . . .    21,722        16,702     30.1        61,065        46,081     32.5
  Cumulative effect of a change in
   accounting for income taxes . . . . . . .        --            --                     --        10,582
                                              --------      --------               --------      --------

Net Income . . . . . . . . . . . . . . . . .  $ 21,722      $ 16,702     30.1      $ 61,065      $ 56,663      7.8
                                              ========      ========               ========      ========

Net Income Applicable To Common and
  Common-Equivalent Shares . . . . . . . . .  $ 19,972      $ 14,952     33.6      $ 55,815      $ 51,413      8.6
                                              ========      ========               ========      ========

Primary Earnings Per Common Share:
  Income applicable to common and common-
   equivalent shares before cumulative effect
   of a change in accounting principle . . .  $    .74      $    .57     29.8%     $   2.07      $   1.56     32.7%
  Cumulative effect of a change in
   accounting for income taxes . . . . . . .        --            --                     --           .40
                                              --------      --------               --------      --------
  Net income applicable to common and
   common-equivalent shares. . . . . . . . .  $    .74      $    .57     29.8      $   2.07      $   1.96      5.6
                                              ========      ========               ========      ========
Fully Diluted Earnings Per Common Share:
  Income before cumulative effect of a
   change in accounting principle. . . . . .  $    .72      $    .55     30.9      $   2.01      $   1.52     32.2
  Cumulative effect of a change in
   accounting for income taxes . . . . . . .        --            --                     --           .35
                                              --------      --------               --------      --------
  Net income . . . . . . . . . . . . . . . .  $    .72      $    .55     30.9      $   2.01      $   1.87      7.5
                                              ========      ========               ========      ========
Dividends Per Common Share . . . . . . . . .  $    .26      $    .24      8.3      $    .78      $    .72      8.3
                                              ========      ========               ========      ========

                        See accompanying notes.





                         FOURTH FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                                                     Net
                                                                                                 Unrealized
                        Preferred Stock  Common Stock                     Treasury Stock Stock      Gains
                        --------------- ---------------                   --------------
                                                         Capital Retained                Option (Losses) on
                        Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total
                        ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  -------
                                                           (In thousands)
Balance, January 1,
 1993
  As previously
   reported . . . . . .  1,222 $103,641 25,218 $126,091 $101,717 $195,433   -- $     --  $(1,069)  $    --  $525,813
  Adjustment for pool-
   ing of interests . .     --       --    591    2,954      197    4,447   --       --       --        --     7,598
                         ----- -------- ------ -------- -------- --------  --- --------  -------   -------  --------
    Adjusted balance. .  1,222  103,641 25,809  129,045  101,914  199,880   --       --   (1,069)       --   533,411

  Net income. . . . . .     --       --     --       --       --   56,663   --       --       --        --    56,663
  Issuance of common
   stock under stock
   option plans . . . .     --       --    128      641    1,524       --   --       --       --        --     2,165
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (5,250)  --       --       --        --    (5,250)
    Common stock. . . .     --       --     --       --       --  (16,245)  --       --       --        --   (16,245)
    Pooled companies. .     --       --     --       --       --   (2,197)  --       --       --        --    (2,197)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --      (56)       --       (56)
  Capital transactions
   of pooled companies.   (182)  (1,130)   252    1,259      637       --   --       --       --        --       766
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, September 30,
 1993 . . . . . . . . .  1,040 $102,511 26,189 $130,945 $104,075 $232,851   -- $     --  $(1,125) $     --  $569,257
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========


Balance, January 1,
 1994
  As previously
   reported . . . . . .    250 $100,000 26,575 $132,876 $105,905 $239,456 (112)$ (3,245) $(1,795) $ 25,148  $598,345
  Adjustment for pool-
   ing of interests . .     --       --    591    2,954      197    5,354   --       --       --        --     8,505
                         ----- -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
    Adjusted balance. .    250  100,000 27,166  135,830  106,102  244,810 (112)  (3,245)  (1,795)   25,148   606,850

  Net income. . . . . .     --       --     --       --       --   61,065   --       --       --        --    61,065
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       -- (355) (10,019)      --        --   (10,019)
  Issuance of common
   stock:
    Stock option plans.     --       --     61      307      715       --   40    1,169       --        --     2,191
    Directors deferred
     compensation plan.     --       --      4       19       90       --    2       35       --        --       144
    Acquisition . . . .     --       --     --       --       42       --   70    2,041       --        --     2,083
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (5,250)  --       --       --        --    (5,250)
    Common stock. . . .     --       --     --       --       --  (20,671)  --       --       --        --   (20,671)
    Pooled company. . .     --       --     --       --       --     (308)  --       --       --        --      (308)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --     (235)       --      (235)
  Capital transactions
   of pooled company. .     --       --     --       --       --       --   --       --       --      (198)     (198)
  Net change in
   unrealized gains on
   available-for-sale
   securities . . . . .     --       --     --       --       --       --   --       --       --   (38,206)  (38,206)
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, September 30,
 1994 . . . . . . . . .    250 $100,000 27,231 $136,156 $106,949 $279,646 (355)$(10,019) $(2,030) $(13,256) $597,446
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========





                           See accompanying notes.





                             FOURTH FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                               Nine Months Ended
                                                                                           --------------------------
                                                                                           September 30, September 30,
                                                                                               1994          1993
                                                                                           ------------  ------------
Increase (Decrease) in Cash and Due from Banks                                                   (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   61,065   $   56,663
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84          251
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        275        6,326
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,036       22,974
    Accretion of discounts on investment securities, net of amortization of premiums . . . .     11,121       10,654
    Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . .        277        3,546
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,753       (1,442)
    Investment securities gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,682)      (1,131)
    Write-down of goodwill, core deposit intangibles, and premises and equipment
     associated with pooling transactions, and other asset write-downs . . . . . . . . . . .      1,148        2,228
    Gain on sales of premises and equipment, other real estate owned, and other assets . . .     (1,916)      (2,148)
    Change in assets and liabilities, net of effects from purchases of acquired entities:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,157)       2,251
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    110,132         (369)
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     85,463      306,291
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,828)      (6,384)
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,193)      (1,125)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,811        3,821
                                                                                             ----------   ----------
        Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . .    283,389      402,406
                                                                                             ----------   ----------

Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired. . . . . . . . . . . . . . . . . . . . . . . . . .    (87,766)      (2,468)
  Proceeds from settlement of sales of available-for-sale investment securities. . . . . . .    603,452           --
  Proceeds from maturities and prepayments of available-for-sale investment securities . . .    180,641           --
  Purchases of available-for-sale investment securities. . . . . . . . . . . . . . . . . . .   (543,439)          --
  Proceeds from settlement of sales of held-to-maturity investment securities. . . . . . . .         --       12,822
  Proceeds from maturities and prepayments of held-to-maturity investment securities . . . .    459,857      782,804
  Purchases of held-to-maturity investment securities. . . . . . . . . . . . . . . . . . . .   (593,079)  (1,471,786)
  Proceeds from sales of premises and equipment, other real estate owned, and other assets .      9,904       13,936
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,610)     (28,174)
  Change in assets and liabilities, net of effects from purchases of acquired entities:
    Interest-bearing deposits in other financial institutions. . . . . . . . . . . . . . . .      1,443        2,865
    Federal funds sold and securities purchased under agreements to resell . . . . . . . . .     18,078      151,745
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (278,340)     (79,266)
                                                                                             ----------   ----------
        Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .   (243,859)    (617,522)
                                                                                             ----------   ----------

Cash Flows From Financing Activities:
  Transfer associated with the assumption of deposits and
   other liabilities, net of premium paid. . . . . . . . . . . . . . . . . . . . . . . . . .         --       91,832
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,184)     (14,633)
  Purchase of minority stockholder interest. . . . . . . . . . . . . . . . . . . . . . . . .        (36)          --
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,019)          --
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (20,671)     (16,245)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,250)      (5,250)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . .      2,191        2,165
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (235)         (56)
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . . . . . . . .       (562)      (1,902)
  Change in liabilities, net of effects from purchases of acquired entities:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (325,308)    (359,652)
    Federal funds purchased and securities sold under agreements to repurchase . . . . . . .    131,851      216,799
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    182,801      250,000
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,827       (5,969)
                                                                                             ----------   ----------
        Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .    (20,595)     157,089
                                                                                             ----------   ----------
Increase (decrease) in cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .     18,935      (58,027)
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . . . . . . . .    320,660      413,295
                                                                                             ----------   ----------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . $  339,595   $  355,268
                                                                                             ==========   ==========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  140,890   $  131,018
                                                                                             ==========   ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   26,049   $   25,627
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

     The consolidated financial statements for prior periods have been restated to reflect the pooling-of-interests transactions. Certain reclassifications of previously reported amounts also have been made to conform with current year presentation format.

Note 2 - Acquisitions

Purchase Transactions

     The following table presents information regarding the two purchase transactions completed during 1994.

                                                                                    Assets
 Acquisition Date                        Company Acquired                          Acquired        Cash Paid
- ------------------     -----------------------------------------------------     ------------    -------------
  May 26, 1994          Equity Bank for Savings, F.A. ("Equity")
                         Oklahoma City, OK . . . . . . . . . . . . . . . . .       $496,355        $ 90,688

  May 31, 1994          Emprise Bank, National Association ("Emprise")
                         Hutchinson, KS. . . . . . . . . . . . . . . . . . .        258,525          31,186
                                                                                   --------        --------

                                                                                   $754,880        $121,874
                                                                                   ========        ========

     Additional information regarding the cash paid in these purchase transactions is summarized in the following table.

                                                                 1994
                                                            --------------
                                                            (In thousands)

      Fair value of assets acquired . . . . . . . . . . .      $754,880
      Fair value of liabilities assumed . . . . . . . . .      (661,098)
      Cost in excess of net assets acquired . . . . . . .        28,092
                                                               --------

        Cash paid . . . . . . . . . . . . . . . . . . . .       121,874
        Cash acquired . . . . . . . . . . . . . . . . . .        34,108
                                                               --------

        Net cash paid . . . . . . . . . . . . . . . . . .      $ 87,766
                                                               ========


     For each of these transactions, the consolidated statements of income include only the income and expenses of the acquired company since acquisition. The purchase price was allocated to the net assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operations for 1994, had the purchase transactions occurred at the beginning of the year, was not material.


Pooling Of Interests

     On June 30, 1994, the Company issued 590,710 shares to acquire First Dodge City Bancshares, Inc. ("First Dodge") in a business combination accounted for as a pooling of interests. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Included in Merger and Integration expenses for the nine months ended September 30, 1994 is a charge of $1,124,000 to conform the amortization of intangible assets of First Dodge to the Company's accounting policies. Other adjustments to conform the accounting policies of First Dodge to the accounting policies of the Company are immaterial.

     On June 30, 1994 the Company also issued 70,300 shares and paid $36,000 in cash to acquire the minority interests of two of First Dodge's subsidiaries. As prescribed by Accounting Principles Board Opinion No. 16, the acquisition of the minority interests was accounted for as a purchase. The fair market value of shares issued and cash paid totaled $2,118,000, which exceeded the net assets acquired by $951,000.

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
                                                                ========         ========      ========

Pending Acquisitions

     Pending acquisitions as of September 30, 1994 are listed in the table below. The proposed transactions are subject to approval by regulators and other contractual conditions.

                                                                                      Number of
                                                        Assets       Cash Expected Shares Expected Accounting
                 Bank                             September 30, 1994  To Be Paid    To Be Issued     Method
                ------                            ------------------ ------------- --------------- ----------
                                                            (In thousands)
Security Bank and Trust Company
  Blackwell, OK ("Security")  . . . . . . . . . .     $ 47,374         $  8,171              --     Purchase

Stillwater Federal Savings Bank
  Stillwater, OK ("Stillwater") . . . . . . . . .       95,857               --         372,262     Purchase

Standard Bank and Trust
  Independence, MO ("Standard") . . . . . . . . .       80,660               --         315,000     Pooling
                                                      --------         --------      ----------

                                                      $223,891         $  8,171         687,262
                                                      ========         ========      ==========

3 - Investment and Trading Securities

     The following table presents the book values of investment and trading securities at the dates indicated.

                                                               September 30,  December 31,   September 30,
                                                                    1994           1993           1993
                                                               -------------  -------------  -------------
                                                                              (In thousands)
Held-to-maturity (at amortized cost) . . . . . . . . . . . .     $2,012,397     $1,805,819     $3,140,026
Available-for-sale (at estimated fair value) . . . . . . . .        985,976      1,117,776             --
Equity securities with no readily
 determinable market value (at cost) . . . . . . . . . . . .         53,418         39,107         31,485
                                                                 ----------     ----------     ----------
                                                                 $3,051,791     $2,962,702     $3,171,511
                                                                 ==========     ==========     ==========

Trading account securities . . . . . . . . . . . . . . . . .     $    1,898     $      474     $    1,283
                                                                 ==========     ==========     ==========

     The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities.

                                                                                 Nine Months Ended
                                                                                -------------------
                                                                                September 30, 1994
                                                                                -------------------
                                                                                  (In thousands)
Sales price of available-for-sale investment securities . . . . . . . . . . . .      $603,452
                                                                                     ========

Gross realized gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,485
Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,923
                                                                                     --------

    Net gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,562
                                                                                     ========

     The change in net unrealized holding gain or loss on trading securities that was included in earnings for the nine months ended September 30, 1994 is a gain of $45,000.


4 - Other borrowings

                                           September 30, 1994       December 31, 1993        September 30, 1993
                                         ---------------------     --------------------    ---------------------
                                           Amount       Rate        Amount       Rate        Amount       Rate
                                         ---------    --------     --------    --------    ---------    --------
                                                                  (Dollars in thousands)
Treasury tax and loan . . . . . . . . .   $23,001       4.33%       $23,002      2.75%       $22,593      2.84%
Notes payable . . . . . . . . . . . . .    40,000       5.44             --        --             --        --
                                          -------                   -------                  -------

  Total book value. . . . . . . . . . .   $63,001       5.03        $23,002      2.75        $22,593      2.84
                                          =======                   =======                  =======

     Treasury tax and loan borrowings generally mature daily or on demand.

     The Company's committed line of credit from an unaffiliated bank was increased to $75,000,000, and $60,000,000 was borrowed against the line during the second quarter of 1994 in connection with the Equity acquisition. On July 1, 1994, this line of credit was converted to a Credit Agreement under which the Company may borrow up to $50,000,000 on a revolving basis at anytime prior to September 30, 1996. The amount borrowed under the agreement was reduced to $40,000,000 also at July 1, 1994.

     Amounts borrowed under the Credit Agreement may have maturities not to exceed ninety days. Interest rates based on, at the Company's option, the lender's published "reference rate" or rates tied to the London interbank offered rate exist. A commitment fee is charged on the unused portion of this commitment. The Company is required to maintain capital ratios above the regulatory "Well Capitalized" standard and the ratio of nonperforming assets to total loans plus other real estate owned may not exceed 4.0%. In the event of a default on either of these covenants, the lender would have the right to impose additional covenants, and increase fees and margins as it may deem prudent, or the lender could deny any future advances, as well as cause the obligations then outstanding to become immediately due and payable. At September 30, 1994, the Company was in compliance with all the terms of this agreement.

5 - Preferred Stock

                                                               September 30,   December 31,  September 30,
                                                                    1994           1993           1993
                                                               -------------  -------------  -------------
                                                                          (Dollars in thousands)
Class A cumulative convertible preferred stock,
  par value $100 per share
  Authorized:  250,000 shares
  Issued:  250,000 shares (at liquidation preference) . . . .     $100,000       $100,000       $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . .           --             --             --

WNB's 1987 convertible preferred stock
  Issued:  117,487 shares at September 30, 1993 . . . . . . .           --             --            769

WNB's 1989 convertible preferred stock
  Issued:  672,464 shares at September 30, 1993 . . . . . . .           --             --          1,742
                                                                  --------       --------       --------

                                                                  $100,000       $100,000       $102,511
                                                                  ========       ========       ========

     The table includes the preferred stock of Western National Bancorporation, Inc. ("WNB") which was acquired in a 1993 pooling-of-interests transaction. All of WNB's preferred stock was exchanged for Company common stock in the business combination. The shares issued in the previous table have been adjusted by the merger exchange ratios to reflect equivalent Company common shares.

6 - Merger and Integration Costs

     The components of merger and integration costs related to the 1994 and 1993 pooling-of-interests transactions are detailed in the following schedule.

                                                          Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                         --------------------     --------------------
                                                           1994        1993         1994        1993
                                                         --------    --------     --------    --------
                                                                        (In thousands)
Premises and equipment writedowns . . . . . . . . . . .   $  --       $  383       $  177      $1,252
Severance and other compensation. . . . . . . . . . . .      --        1,553          821       2,970
Systems conversion costs. . . . . . . . . . . . . . . .      --          903          269       1,579
Legal, accounting, and other transaction costs. . . . .      53          194          280         447
Conform intangible asset amortization policies. . . . .      --           --        1,124          --
Other . . . . . . . . . . . . . . . . . . . . . . . . .      --        1,003          150       1,003
                                                          -----       ------       ------      ------

                                                          $  53       $4,036       $2,821      $7,251
                                                          =====       ======       ======      ======

7 - Earnings and Dividends Per Common Share

     Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                 September 30,
                                                 -------------------------
                                                    1994           1993            1994           1993
                                                 ----------     ----------
Primary . . . . . . . . . . . . . . . . . . .    26,862,486     26,298,251      26,925,519     26,240,208
Fully diluted . . . . . . . . . . . . . . . .    30,310,761     30,384,576      30,373,794     30,314,095

     Primary earnings per common share were computed by dividing net income applicable to common and common-equivalent shares by the weighted average common and common-equivalent shares outstanding during the period (common share equivalents include certain preferred stock of 1993 pooled companies). Fully diluted earnings per common share were computed by adjusting net income for interest expense (net of income taxes) associated with the convertible debt of a pooled company. The adjusted net income was then divided by the weighted average of common and common-equivalent shares outstanding plus the number of shares which would have been outstanding during the year had the Class A convertible preferred stock and the convertible notes, debentures, and preferred stock of the pooled companies been converted in accordance with their respective governing instruments. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

     The adjustment of net income for the pooled companies' convertible debt interest expense (net of income taxes) was as follows:

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                 September 30,
                                                 -------------------------      -------------------------
                                                    1994           1993            1994           1993
                                                 ----------     ----------      ----------     ----------
                                                                      (In thousands)
Interest expense adjustment . . . . . . . . .       $ --           $ --              $ --          $ 4

     Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests.





                       FOURTH FINANCIAL CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                           September 30, September 30, Percent
                                                                               1994          1993(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  127,336   $  114,050     11.6%
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       72,413       67,215      7.7
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .       74,543       69,782      6.8
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .           --          205
  Income before cumulative effect of a change in accounting principle . .       21,722       16,702     30.1
  Cumulative effect of a change in accounting for income taxes. . . . . .           --           --
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,722       16,702     30.1
  Net income applicable to common and common-equivalent shares. . . . . .       19,972       14,952     33.6
Per Common Share Data:
  Primary earnings per common share:
    Net income applicable to common and common-equivalent shares
     before cumulative effect of a change in accounting principle . . . .   $      .74   $      .57     29.8%
    Cumulative effect of a change in accounting for income taxes  . . . .           --           --
    Net income applicable to common and common-equivalent shares  . . . .          .74          .57     29.8
  Fully diluted earnings per common share:
    Income before cumulative effect of a change in accounting principle .          .72          .55     30.9
    Cumulative effect of a change in accounting for income taxes. . . . .           --           --
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .72          .55     30.9
  Fully diluted earnings per common share as originally reported(1) . . .          .72          .67      7.5
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .26          .24      8.3
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        18.51        17.82      3.9
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        19.00        17.82      6.6
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        15.40        15.31       .6
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30-27 3/4   31-28 1/2
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       26,862       26,298      2.1
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       26,876       26,189      2.6
  Period-end common shares outstanding assuming full dilution (000s). . .       30,324       30,393      (.2)
Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,547,903   $6,967,902      8.3%
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .        5,099       21,136    (75.9)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      497,446      466,746      6.6
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      597,446      569,257      5.0
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,584,883    6,904,296      9.9
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      490,673      467,010      5.1
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      590,673      569,521      3.7
Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.14%         .96%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        14.59        11.63
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        16.15        12.70
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.33         4.45
Asset Quality Ratios:
  Net charge-offs (annualized)/average loans and leases . . . . . . . . .          .08%         .48%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .90         1.59
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       272.59       193.74
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.91         2.28
Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         7.92%        8.17%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        97.85        95.56
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.02         7.36
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        11.30        12.93
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.55        14.18
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        35.14        42.11
__________

  (1)Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)Range of the high and low bid prices for the period.
  (4)Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)Investments in subsidiaries divided by period-end stockholders' equity.
  (6)Tier I capital divided by third quarter average assets less certain intangibles.
  (7)Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).
     Both capital amounts are divided by risk-weighted assets.
  (8)Common dividend per share divided by primary earnings per share.



                        FOURTH FINANCIAL CORPORATION
                    SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Nine Months Ended

                                                                           -----------------------------------
                                                                           September 30, September 30, Percent
                                                                               1994          1993(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  352,158   $  331,299      6.3%
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      206,457      196,459      5.1
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .      213,199      204,143      4.4
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .          275        6,326    (95.7)
  Income before cumulative effect of a change in accounting principle . .       61,065       46,081     32.5
  Cumulative effect of a change in accounting for income taxes. . . . . .           --       10,582
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,065       56,663      7.8
  Net income applicable to common and common-equivalent shares. . . . . .       55,815       51,413      8.6
Per Common Share Data:
  Primary earnings per common share:
    Net income applicable to common and common-equivalent shares
     before cumulative effect of a change in accounting principle . . . .   $     2.07   $     1.56     32.7%
    Cumulative effect of a change in accounting for income taxes  . . . .           --          .40
    Net income applicable to common and common-equivalent shares  . . . .         2.07         1.96      5.6
  Fully diluted earnings per common share:
    Income before cumulative effect of a change in accounting principle .         2.01         1.52     32.2
    Cumulative effect of a change in accounting for income taxes. . . . .           --          .35
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.01         1.87      7.5
  Fully diluted earnings per common share as originally reported(1) . . .         2.01         1.99      1.0
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .78          .72      8.3
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        18.51        17.82      3.9
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        19.00        17.82      6.6
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        15.40        15.31       .6
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31 1/4-25 1/4  31-26 3/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       26,926       26,240      2.6
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       26,876       26,189      2.6
  Period-end common shares outstanding assuming full dilution (000s). . .       30,324       30,393      (.2)
Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,547,903   $6,967,902      8.3%
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .        5,099       21,136    (75.9)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      497,446      466,746      6.6
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      597,446      569,257      5.0
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,238,962    6,598,947      9.7
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      497,371      455,907      9.1
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      597,371      558,418      7.0
Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.13%        1.15%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        13.67        13.57
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        15.00        15.08
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.34         4.57
Asset Quality Ratios:
  Net charge-offs (annualized)/average loans and leases . . . . . . . . .          .02%         .59%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .90         1.59
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       272.59       193.74
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.91         2.28
Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         7.92%        8.17%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        97.85        95.56
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.02         7.36
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        11.30        12.93
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.55        14.18
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        37.68        36.73
__________

  (1)Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)Range of the high and low bid prices for the period.
  (4)Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)Investments in subsidiaries divided by period-end stockholders' equity.
  (6)Tier I capital divided by third quarter average assets less certain intangibles.
  (7)Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).
     Both capital amounts are divided by risk-weighted assets.
  (8)Common dividend per share divided by primary earnings per share.











             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Performance Summary

     Net income for the first nine months of 1994 was $61.1 million compared to $56.7 million for the first nine months of 1993 when the cumulative effect of the change in accounting for income taxes added $10.6 million to net income. Income before the cumulative effect of the change in accounting for income taxes for the first nine months of 1994 was $61.1 million, 32.5% higher than the $46.1 million recorded in the same period of 1993. Fully diluted earnings per share on income before the cumulative effect of a change in accounting principle were $2.01 and $1.52 for the first nine month periods of 1994 and 1993, respectively. Fully diluted earnings per share on net income were $2.01 and $1.87 for the comparable periods. For the first nine months of 1994, return on assets and return on common equity were 1.13% and 15.00%, respectively. Return on assets was 1.15% and return on common equity was 15.08% for the first nine months of 1993.

     These financial results reflect acquisitions accounted for as poolings of interests for both years, as the prior period was restated. However, acquisitions accounted for using the purchase method of accounting are only included in the results of operations for the periods subsequent to acquisition. The following schedule details the acquisitions completed during 1994 and 1993.

                                                                                                   Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
- -------------  ------------------------------------  ------------  ---------- ---------- ---------- ---------
                                                                                  (In thousands)
1993 -
 February 12   Southgate Banking Corporation,           "SBC"       Pooling   $   62,628  $     --    451,310
                 Prairie Village, KS
 May 14        Guaranty Bancorporation,                 "GB"        Purchase      82,606     4,386         --
                 Tulsa, OK
 May 28        Bancshares of Woodward, Inc.,            "BOW"       Purchase     130,192    17,859         --
                 Woodward and Waukomis, OK
 May 28        F&M Bank Services, Inc.,                 "FBS"       Purchase      61,565     8,068         --
                 Derby, KS
 May 28        Nichols Hills Bancorporation, Inc.,      "NHB"       Pooling       97,869        --    469,906
                 Nichols Hills, OK
 September 17  Commercial Landmark Corporation,         "CLC"       Pooling      465,060        --  1,874,812
                 Muskogee, OK
 December 3    Western National Bancorporation, Inc.,   "WNB"       Pooling      206,288        --  1,110,695(1)
                 Tulsa, OK
 December 10   Ponca Bancshares, Inc.,                  "PBI"       Pooling      117,275        --    478,395
                 Ponca City, OK

1994 -
 May 26        Equity Bank for Savings, F.A.            "Equity"    Purchase     496,355    90,688         --
                Oklahoma City, OK
 May 31        Emprise Bank, National Association       "Emprise"   Purchase     258,525    31,186         --
                Hutchinson, KS
 June 30       First Dodge City Bancshares, Inc.,     "First Dodge" Pooling      144,999        --    590,710(2)
               Dodge City, KS
                                                                              ----------  --------  ---------

                                                                              $2,123,362  $152,187  4,975,828
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

     Net interest income increased by $10.0 million to total $206.5 million for the first nine months of 1994 as compared to $196.5 million for the first nine months of last year. The increase in net interest income was principally related to the increased volume of interest-earning assets from acquisitions and internal loan growth. Total average interest-earning assets were $6.6 billion for the first nine months of 1994, a $593.6 million, or 10.0%, increase over the comparable period of 1993. For the same comparative periods, average loans and leases increased $499.0 million. The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 4.34% in the first nine months of 1994 from 4.57% in the comparable period of 1993.

     The provisions for credit losses totaled $275,000 and $6.3 million for the first nine months of 1994 and 1993, respectively. Pooled companies accounted for $4.4 million of the provision for the first nine months of 1993. The lower 1994 provision reflects continued improvement in credit quality as demonstrated by a lower level of nonperforming assets, less net charge-offs, and the strong allowance for credit losses.

     Noninterest income was $77.0 million in the first nine months of 1994, a $10.4 million increase over the 1993 noninterest income of $66.6 million. Investment securities gains recognized during the first nine months of 1994 totaled $3.7 million compared to $1.1 million in the first nine months of 1993. In anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities during the first quarter 1994, resulting in the current-year gains. Fees collected in the normal course of business increased $7.5 million or 11.5% to total $72.8 million for the first nine months of 1994 from $65.3 million in the same period of 1993. Approximately 46% of the increase in fee income was attributable to business combinations accounted for as purchases. Increases in trust fees, service charges on deposit accounts, and bank card fees were also due to business development, the larger customer base, and price changes.

     Noninterest expense totaled $190.9 million in the first nine months of 1994, down $5.2 million as compared to the same period of 1993. Net costs of operation of other real estate and nonperforming assets in 1993 were $2.9 million compared to a net gain of $571,000 in the current-year nine-month period. The 1993 cost was primarily attributable to a pooled company. Merger and integration costs associated with poolings of interests totaled $2.8 million and $7.3 million for the first nine months of 1994 and 1993, respectively.

     Operating expense (noninterest expense less merger and integration costs and net costs of operations of other real estate and nonperforming assets) increased 1.7% to total $188.6 million in the first nine months of 1994. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 65.93% for the current-year nine-month period compared to 68.81% for the first
nine months of the prior year.    Operating expense in 1993 includes
$6.0 million of accelerated core deposit and purchased mortgage servicing amortization, data processing hardware depreciation, software amortization, and other unusual items.

     Net income for the third quarter of 1994 was $21.7 million, an increase of 30.1% over the $16.7 million earned in the third quarter of 1993. Fully diluted earnings per share were $.72 and $.55 for the third quarters of 1994 and 1993, respectively. Like the year-to-date period, the increased third quarter 1994 net income was principally attributable to increased loan growth, strong credit quality, and earnings contributions of acquisitions.

Net Interest Income

     For the first nine months of 1994, net interest income amounted to $206.5 million, representing an increase of $10.0 million over the $196.5 million earned during the comparable period of 1993. On a fully tax-equivalent basis, net interest income increased $9.1 million to total $213.2 million in the first nine months of 1994 from $204.1 million in the same period of 1993. The increase in net interest income was attributable to an increased level of interest-earning assets, principally due to loan growth and acquisitions. Total average interest-earning assets were $6.6 billion for the first nine months of 1994, a $593.6 million increase over the comparable period of 1993. Comparing the first nine-month periods of 1994 and 1993, average loans and leases increased $499.0 million, while average investment securities increased $145.8 million. The increased average assets were principally funded by increases in federal funds purchased and securities sold under agreements to repurchase of $238.4 million and Federal Home Loan Bank borrowings of $257.3 million.

     The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 4.34% in the first nine-month period of 1994 compared to 4.57% for the same period of 1993. The average cost of funds (interest expense/earning assets) declined only 5 basis points while the earning asset yield declined 28 basis points. As interest rates declined during prior periods, rates paid on deposit liabilities with relatively short maturities repriced more rapidly than the longer term investment securities resulting in higher net yields during those periods. As the proceeds from investment security maturities and prepayments subsequently were reinvested at the lower rates which prevailed through 1993, the net yield declined. During 1994, rate increases on short-term liabilities are also contributing to the lower net yields.

     Loan fees included in net interest income amounted to $8.8 million and $8.2 million for the first nine months of 1994 and 1993, respectively. The increase in loan fees in the first nine-month period of 1994 as compared to the same period of 1993 was attributable to increases in the volume of commercial, consumer, and residential mortgage loan originations.

     The dollar volume of residential mortgage loan originations and refinancings increased $22.5 million or 7.7% between the first nine months of 1994 and 1993. However, the current year increase in mortgage rates has slowed originations and the refinancing of existing mortgages. Also included in the 1994 dollar volume and number of residential mortgage loan originations are $40.8 million and 1,118 loans originated under the Company's program for low-to-moderate income borrowers on which the origination fees are waived.

     The following table provides the dollar volume and the number of residential mortgage loan originations and refinancings during the first nine months of 1994 and 1993.

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     1994        1993
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Residential mortgage loan originations and refinancings:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $313,197    $290,675
  Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,862       4,348

     On a nominal basis, net interest income increased 7.7% to total $72.4 million for the third quarter of 1994 as compared to $67.2 million in the third quarter of 1993. On a fully tax-equivalent basis, net interest income was $74.5 million and $69.8 million for the third quarters of 1994 and 1993, respectively. The improvement in net interest income between the third quarters of 1994 and 1993 was also attributable to an increased volume of interest-earning assets from acquisitions and loan growth. The net yield declined to 4.33% for the current quarter from 4.45% for the third quarter of 1993.

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

                                                                Comparison of Three-Month Periods Ended
                                                                       September 30, 1994 to 1993
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $14,560     $13,894    $    382    $    284
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (32)        (37)         12          (7)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .       (214)       (277)        301        (238)
    Taxable investment securities . . . . . . . . . . . .        (71)        384        (437)        (18)
    Tax-preferred investment securities(1). . . . . . . .     (1,378)     (1,014)       (423)         59
    Trading account securities(1) . . . . . . . . . . . .        (16)        (15)         (2)          1
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .     12,849      12,935        (167)         81
                                                             -------     -------    --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .       (102)        373        (484)          9
    Time deposits . . . . . . . . . . . . . . . . . . . .        889         937         (46)         (2)
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      3,916       1,580       1,550         786
    Federal Home Loan Bank borrowings . . . . . . . . . .      3,223       2,386         405         432
    Other borrowings. . . . . . . . . . . . . . . . . . .        536         281         105         150
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (374)       (279)       (182)         87
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .      8,088       5,278       1,348       1,462
                                                             -------     -------    --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      4,761     $ 7,657    $ (1,515)   $ (1,381)
                                                             -------     =======    ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .        437
                                                             -------

   Net interest income change on a nominal basis. . . . .    $ 5,198
                                                             =======

__________

 (1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.

                                                                Comparison of Nine-Month Periods Ended
                                                                       September 30, 1994 to 1993
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $24,449     $32,623    $ (7,136)   $ (1,038)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .       (103)       (119)         44         (28)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .       (999)     (1,126)        367        (240)
    Taxable investment securities . . . . . . . . . . . .       (644)      7,063      (7,436)       (271)
    Tax-preferred investment securities(1). . . . . . . .     (2,745)     (1,142)     (1,683)         80
    Trading account securities(1) . . . . . . . . . . . .        (41)        (31)        (13)          3
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .     19,917      37,268     (15,857)     (1,494)
                                                             -------     -------    --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     (2,831)      1,755      (4,394)       (192)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (3,942)     (1,305)     (2,681)         44
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      9,201       5,420       2,274       1,507
    Federal Home Loan Bank borrowings . . . . . . . . . .      8,692       7,543         388         761
    Other borrowings. . . . . . . . . . . . . . . . . . .        705         545          89          71
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (964)       (820)       (254)        110
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .     10,861      13,138      (4,578)      2,301
                                                             -------     -------    --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      9,056     $24,130    $(11,279)   $ (3,795)
                                                             -------     =======    ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .        942
                                                             -------

   Net interest income change on a nominal basis. . . . .    $ 9,998
                                                             =======

__________

 (1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


     The following table presents average balances, interest income and expense, and yields and rates on a fully tax-equivalent basis for the three-month periods ended September 30, 1994 and 1993.

                                                                           Three Months Ended
                                                      -----------------------------------------------------------
                                                          September 30, 1994             September 30, 1993
                                                      ----------------------------   ----------------------------
                                                        Average    Income/  Yield/     Average    Income/  Yield/
                                                        Balance    Expense   Rate      Balance    Expense   Rate
                                                      ----------  --------  ------   ----------  --------  ------
                                                                         (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . . . .   $3,714,982  $ 80,979   8.66%   $3,067,705  $ 66,419   8.61%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . .        1,683        24   5.53         4,932        56   4.59
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . .        9,285       145   6.21        42,297       359   3.36
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . .    2,938,961    42,215   5.74     2,912,473    42,286   5.80
      Tax-preferred(1)  . . . . . . . . . . . . . .      203,126     6,083  11.98       235,064     7,461  12.70
    Trading account securities(1) . . . . . . . . .        1,503        20   5.31         2,575        36   5.63
                                                      ----------  --------           ----------  --------
        Total interest-earning assets(1). . . . . .    6,869,540   129,466   7.50     6,265,046   116,617   7.42
  Cash and due from banks . . . . . . . . . . . . .      386,391                        346,623
  Bank premises and equipment . . . . . . . . . . .      155,611                        138,145
  Income receivable and other assets  . . . . . . .      140,466                        164,185
  Intangible assets, net  . . . . . . . . . . . . .      106,139                         65,149
  Allowance for credit losses . . . . . . . . . . .      (73,264)                       (74,852)
                                                      ----------                     ----------
        Total assets  . . . . . . . . . . . . . . .   $7,584,883                     $6,904,296
                                                      ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest checking . . . . . . . .   $2,214,968  $ 13,675   2.45%   $2,156,025  $ 13,777   2.54%
      Time under $100,000 . . . . . . . . . . . . .    2,114,758    22,782   4.27     2,019,884    22,861   4.49
      Time of $100,000 or more. . . . . . . . . . .      403,087     4,592   4.52       411,945     3,624   3.49
                                                      ----------  --------           ----------  --------
        Total interest-bearing deposits . . . . . .    4,732,813    41,049   3.44     4,587,854    40,262   3.48
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . .      636,430     7,211   4.50       428,659     3,295   3.05
    Federal Home Loan Bank borrowings . . . . . . .      491,017     5,722   4.62       250,000     2,499   3.97
    Other borrowings. . . . . . . . . . . . . . . .       58,984       741   4.99        24,720       205   3.29
    Long-term debt  . . . . . . . . . . . . . . . .        9,441       200   8.49        18,434       574  12.46
                                                      ----------  --------           ----------  --------
        Total interest-bearing liabilities  . . . .    5,928,685    54,923   3.68     5,309,667    46,835   3.50
                                                                  --------                       --------
  Noninterest-bearing deposits. . . . . . . . . . .      998,361                        948,662
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . . . .       67,164                         76,446
                                                      ----------                     ----------
        Total liabilities . . . . . . . . . . . . .    6,994,210                      6,334,775
  Preferred stockholders' equity  . . . . . . . . .      100,000                        102,511
  Common stockholders' equity . . . . . . . . . . .      490,673                        467,010
                                                      ----------                     ----------
        Total stockholders' equity  . . . . . . . .      590,673                        569,521
                                                      ----------                     ----------
        Total liabilities and stockholders' equity.   $7,584,883                     $6,904,296
                                                      ==========                     ==========
Net interest income(1). . . . . . . . . . . . . . .               $ 74,543                       $ 69,782
                                                                  ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). . . .                          7.50%                          7.42%
  Interest expense/interest-earning assets. . . . .                          3.17                           2.97
                                                                            -----                          -----
        Net yield on earning assets(1). . . . . . .                          4.33%                          4.45%
                                                                            =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.

     The following table presents average balances, interest income and expense, and yields and rates on a fully tax-equivalent basis for the nine-month periods ended September 30, 1994 and 1993.

                                                                           Nine Months Ended
                                                      -----------------------------------------------------------
                                                           September 30, 1994             September 30, 1993
                                                      ----------------------------   ----------------------------
                                                        Average    Income/  Yield/     Average    Income/  Yield/
                                                        Balance    Expense   Rate      Balance    Expense   Rate
                                                      ----------  --------  ------   ----------  --------  ------
                                                                         (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . . . .   $3,480,479  $219,376   8.42%   $2,981,435  $194,927   8.74%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . .        2,103        84   5.33         5,797       187   4.32
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . .       24,263       708   3.90        71,167     1,707   3.21
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . .    2,837,034   119,391   5.61     2,679,556   120,035   5.98
      Tax-preferred(1)  . . . . . . . . . . . . . .      212,807    19,257  12.07       224,453    22,002  13.07
    Trading account securities(1) . . . . . . . . .        2,078        84   5.36         2,768       125   6.01
                                                      ----------  --------           ----------  --------
        Total interest-earning assets(1). . . . . .    6,558,764   358,900   7.31     5,965,176   338,983   7.59
  Cash and due from banks . . . . . . . . . . . . .      380,935                        343,954
  Bank premises and equipment . . . . . . . . . . .      151,893                        130,981
  Income receivable and other assets  . . . . . . .      135,585                        171,883
  Intangible assets, net  . . . . . . . . . . . . .       82,232                         62,673
  Allowance for credit losses . . . . . . . . . . .      (70,447)                       (75,720)
                                                      ----------                     ----------
        Total assets  . . . . . . . . . . . . . . .   $7,238,962                     $6,598,947
                                                      ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest checking . . . . . . . .   $2,187,354  $ 38,409   2.35%   $2,098,154  $ 41,240   2.63%
      Time under $100,000 . . . . . . . . . . . . .    1,978,054    63,022   4.26     2,003,469    68,932   4.60
      Time of $100,000 or more. . . . . . . . . . .      382,429    12,048   4.21       396,664    10,080   3.40
                                                      ----------  --------           ----------  --------
        Total interest-bearing deposits . . . . . .    4,547,837   113,479   3.34     4,498,287   120,252   3.57
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . .      596,069    17,340   3.89       357,697     8,139   3.04
    Federal Home Loan Bank borrowings . . . . . . .      390,417    12,594   4.31       133,150     3,902   3.92
    Other borrowings. . . . . . . . . . . . . . . .       41,625     1,395   4.48        23,256       690   3.97
    Long-term debt  . . . . . . . . . . . . . . . .       10,891       893  10.93        19,540     1,857  12.67
                                                      ----------  --------           ----------  --------
        Total interest-bearing liabilities  . . . .    5,586,839   145,701   3.49     5,031,930   134,840   3.58
                                                                  --------                       --------
  Noninterest-bearing deposits. . . . . . . . . . .      986,768                        932,631
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . . . .       67,984                         75,968
                                                      ----------                     ----------
        Total liabilities . . . . . . . . . . . . .    6,641,591                      6,040,529
  Preferred stockholders' equity  . . . . . . . . .      100,000                        102,511
  Common stockholders' equity . . . . . . . . . . .      497,371                        455,907
                                                      ----------                     ----------
        Total stockholders' equity  . . . . . . . .      597,371                        558,418
                                                      ----------                     ----------
        Total liabilities and stockholders' equity.   $7,238,962                     $6,598,947
                                                      ==========                     ==========
Net interest income(1). . . . . . . . . . . . . . .               $213,199                       $204,143
                                                                  ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). . . .                          7.31%                          7.59%
  Interest expense/interest-earning assets. . . . .                          2.97                           3.02
                                                                            -----                          -----
        Net yield on earning assets(1). . . . . . .                          4.34%                          4.57%
                                                                            =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.


Provision for Credit Losses

     The provisions for credit losses were $275,000 and $6.3 million for the first nine months of 1994 and 1993, respectively. There was no provision for credit losses in the third quarter of 1994. The provision for the third quarter of 1993 was $205,000. Pooled companies accounted for $4.4 million of the 1993 nine month provision for credit losses and all of the provision for the 1993 third quarter. The lower provision for credit losses in 1994 reflects continued improvement in credit quality as demonstrated by less net charge-offs, a lower level of nonperforming assets, and the strong allowance for credit losses.
Net charge-offs for the first nine months of 1994 totaled $526,000 ($758,000 in the third quarter) or .02% of average loans as compared to $13.2 million ($3.7 million in the third quarter) or .59% of average loans for the first nine months of 1993. Charge-offs recorded by pooled companies totaled $9.6 million for the first nine months of 1993 and $2.5 million for the third quarter of 1993. Nonperforming loans at September 30, 1994 were $26.7 million, a 26.9% decrease from $36.5 million at September 30, 1993. The September 30, 1994 allowance for credit losses was 272.59% of nonperforming loans at that date, compared to a September 30, 1993 ratio of 193.74%.

Noninterest Income

     Total noninterest income was $77.0 million for the first nine months of 1994, representing an increase of $10.4 million or 15.6% over the $66.6 million recorded in the comparative period of 1993. Investment securities gains and other unusual revenues increased $2.9 million, and fees collected in the normal course of business increased $7.5 million or 11.5% to total $72.8 million for the first nine months of 1994 from $65.3 million in the same period of 1993. Approximately 46% of the increase in fees collected in the normal course of business was attributable to business combinations accounted for as purchases.

     Investment securities gains realized during the first nine months of 1994 totaled $3.7 million compared to $1.1 million in the first nine months of 1993. Substantially all of the securities gains recognized in the first nine months of 1994 were recorded in the first quarter when, in anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities. In addition $151.2 million of investment securities principally acquired in the Equity acquisition were sold with no gain or loss recognized. The $1.1 million of investment securities gains recognized in the first nine months of 1993 were due principally to called bonds. During the second quarter of 1994 a gain of $471,000 was realized on the sale of the Company's investment in a data processing company which had been accumulated through various bank acquisitions.

     The most significant changes in fee income between the first nine months of 1994 and 1993 occurred in trust fees, service charges on deposit accounts, and bank card fees. The $1.8 million or 13.7% increase in trust fees was the result of increased sales efforts and the introduction of Funds IV, a family of seven publicly traded no-load mutual funds managed by the trust division. The $3.9 million or 16.1% increase in service charges was attributable to both consumer and commercial customers. These increased revenues were due to commercial and retail account pricing changes, a reduction in waived fees, and a larger volume of fee-based transactions. Bank card fees increased $3.0 million which reflects internal growth plus the acquisition of Equity, including its credit card division that services approximately 77,000 customer accounts.

     Brokerage and annuity sales commissions were $3.0 million for the first nine months of 1994 compared to $4.2 million for the same period of 1993. The lower brokerage and annuity sales commissions were principally attributable to a reduced volume of brokerage transactions
associated with uncertain market conditions.   Foreign currency trading
profits and foreign transaction fees increased 62.1% or $345,000 to total $901,000 for the first nine months of 1994. The Company enters into foreign currency contracts primarily to assist customers with their foreign currency needs related to foreign operations, exporting, or importing.

     Included in other fee income for the first nine months of 1994 was a $120,000 loss on the sale of residential mortgage loans held for sale caused by increasing interest rates. For the first nine months of 1993, sales of residential mortgage loans held for sale resulted in gains of $504,000, accounting for $624,000 of the decrease in other fee income. Also included in other fee income were fees for providing data processing services to unaffiliated banks of $90,000 and $632,000 for the nine-month periods ended September 30, 1994 and 1993, respectively. These services have been substantially discontinued.

     For the third quarter of 1994 noninterest income totaled $26.0 million, a $3.6 million or 16.2% increase over the 1993 third quarter noninterest income of $22.4 million. Third quarter fees collected in the normal course of business totaled $25.9 million and $22.2 million in 1994 and 1993, respectively. The increased fees between the third quarters of 1994 and 1993 were principally the result of the same factors that caused the year-to-date increases. The 76.6% or $131,000 third quarter 1994 increase in trading account profits and commissions was the result of increased customer interest in investing in government debt securities. The 42.4% or $244,000 increase in real estate loan service fees, reflects the acquisition of Equity and its $211.3 million servicing portfolio.

     The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the three-month and nine-month periods ended
September 30, 1994 and 1993.

                                                       Three Months Ended                 Nine Months Ended
                                                 -------------------------------    -------------------------------
                                                    September 30,        Percent       September 30,        Percent
                                                 --------------------               --------------------
                                                   1994        1993      Change       1994        1993      Change
                                                 --------    --------    -------    --------    --------    -------
                                                                       (Dollars in thousands)
Fee income:
  Trust fees . . . . . . . . . . . . . . . . .   $ 5,409     $ 4,728     14.4%       $15,164     $13,331     13.7%
  Service charges on deposit accounts. . . . .     9,856       8,599     14.6         28,283      24,362     16.1
  Bank card fees . . . . . . . . . . . . . . .     5,407       3,770     43.4         13,712      10,684     28.3
  Brokerage and annuity sales commissions. . .       797       1,311    (39.2)         2,952       4,226    (30.1)
  Trading account profits and commissions. . .       302         171     76.6            683         593     15.2
  Real estate loan service fees. . . . . . . .       819         575     42.4          1,958       1,874      4.5
  Safe deposit rent. . . . . . . . . . . . . .       366         317     15.5          1,228       1,088     12.9
  Travelers and official check fees
   and item handling charges . . . . . . . . .       645         516     25.0          1,879       1,686     11.4
  Foreign currency trading profits and
   foreign transaction fees. . . . . . . . . .       348         182     91.2            901         556     62.1
  Insurance premiums . . . . . . . . . . . . .       515         402     28.1          1,411       1,136     24.2
  Other. . . . . . . . . . . . . . . . . . . .     1,484       1,601     (7.3)         4,642       5,795    (19.9)
                                                 -------     -------                 -------     -------
    Total fee income . . . . . . . . . . . . .    25,948      22,172     17.0         72,813      65,331     11.5

Other revenues:
  Investment securities gains. . . . . . . . .        56         168    (66.7)         3,682       1,131      2.3X
  Gain on sale of acquired stock . . . . . . .        --          --                     471          --
  RTC reimbursements . . . . . . . . . . . . .        --          38                      --         101
                                                 -------     -------                 -------     -------
    Total noninterest income . . . . . . . . .   $26,004     $22,378     16.2        $76,966     $66,563     15.6
                                                 =======     =======                 =======     =======

  Fee income (annualized)/average assets . . .      1.36%       1.27%                   1.34%       1.32%
  Noninterest income (annualized)/
   average assets. . . . . . . . . . . . . . .      1.36%       1.29%                   1.42%       1.35%


Noninterest Expense

     Noninterest expense decreased $5.2 million or 2.7% to total $190.9 million for the first nine months of 1994 as compared to $196.1 million for the comparable period of 1993. Noninterest expense for both periods includes certain nonoperating items such as net costs of operation of other real estate and nonperforming assets, merger and integration costs, and other unusual items.

     In the first nine months of 1994, the gains from sales of other real estate and nonperforming assets exceeded the costs of operation of such assets, resulting in a net gain of $571,000, as compared to the net costs of operation of other real estate and nonperforming assets in the first nine months of 1993 of $2.9 million. The 1993 cost was principally attributable to a pooled company. Merger and integration costs associated with poolings of interests totaled $2.8 million and $7.3 million for the first nine months of 1994 and 1993, respectively. SBC, a prior-year business combination accounted for as a pooling of interests, settled a lawsuit during the first nine months of 1993 resulting in $313,000 of lawsuit settlement cost.

     Operating expense amounted to $188.6 million and $185.4 million for the first nine months of 1994 and 1993, respectively. Although the operating expense increase includes purchase acquisitions and other expense increases, the increase is relatively modest because 1993 operating expense included several unusual items: $1.2 million accelerated data processing hardware depreciation and software amortization related to the Company's commitment to improve its technology and systems; $2.8 million of additional core deposit intangibles amortization and $768,000 of FDIC exit/entrance fee amortization both associated with disintermediation of acquired deposits; and an acceleration of purchased mortgage servicing rights amortization associated with a more rapid pay-off of mortgage loans serviced for other investors. Amortization of purchased mortgage servicing rights was $703,000 in the first nine months of 1994 as compared to $1.9 million for the same period of 1993. Exclusive of these unusual items, operating expense increased $9.1 million, of which approximately $8.5 million was associated with business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 65.93% for the first nine months of 1994 as compared to 68.81% for the same period of 1993.

     Noninterest expense for the third quarter decreased $1.7 million to total $66.0 million in 1994 as compared to $67.7 million in the third quarter of 1993. Net costs of operations of other real estate and nonperforming assets were $414,000 in the third quarter of 1993. By comparison, the third quarter of 1994 reflects a small gain. Merger and integration costs were $4.0 million lower in the third quarter of 1994 as compared to the third quarter of 1993. The decreases in these two expense categories were partially offset by the $2.9 million increase in operating expense. Operating expense totaled $66.1 million and $63.2 million for the third quarters of 1994 and 1993, respectively. The operating expenses of the 1994 and 1993 purchase acquisitions accounted for substantially all of the increase in operating expense between the third quarters.

     The following table presents an analysis of noninterest expense for the three-month and nine-month periods ended September 30, 1994 and 1993, respectively.

                                                        Three Months Ended                  Nine Months Ended
                                                  -------------------------------    -------------------------------
                                                      September 30,       Percent        September 30,       Percent
                                                  --------------------               --------------------
                                                    1994        1993      Change       1994        1993      Change
                                                  --------    --------    -------    --------    --------    -------
                                                                        (Dollars in thousands)
Salaries and employee benefits . . . . . . . . .  $ 32,996    $ 30,423      8.5%     $ 93,890    $ 86,577      8.4%
Furniture and equipment  . . . . . . . . . . . .     5,746       5,503      4.4        16,770      17,305     (3.1)
Net occupancy  . . . . . . . . . . . . . . . . .     4,898       4,496      8.9        13,221      12,753      3.7
FDIC insurance . . . . . . . . . . . . . . . . .     3,168       3,218     (1.6)        9,430       9,903     (4.8)
Bank card  . . . . . . . . . . . . . . . . . . .     2,342       2,107     11.2         6,151       5,632      9.2
Advertising and public relations . . . . . . . .     2,073       1,891      9.6         6,462       5,659     14.2
Communication  . . . . . . . . . . . . . . . . .     1,109         969     14.4         2,993       2,701     10.8
Postage and freight  . . . . . . . . . . . . . .     1,746       1,523     14.6         5,084       4,416     15.1
Supplies, printed materials and forms. . . . . .     1,479       1,274     16.1         3,897       4,091     (4.7)
Federal Reserve service fees . . . . . . . . . .       452         401     12.7         1,294       1,104     17.2
Loan acquisition and maintenance . . . . . . . .       804         612     31.4         2,241       1,718     30.4
Outside service fees . . . . . . . . . . . . . .       673       1,389    (51.5)        2,378       4,013    (40.7)
Consulting fees  . . . . . . . . . . . . . . . .       302         355    (14.9)        1,208         997     21.2
Other professional fees and examinations . . . .     1,444       1,319      9.5         3,985       4,380     (9.0)
Amortization of intangible assets  . . . . . . .     2,997       2,711     10.5         7,391      10,449    (29.3)
Other  . . . . . . . . . . . . . . . . . . . . .     3,890       5,022    (22.5)       12,166      13,729    (11.4)
                                                  --------    --------               --------    --------

  Total operating expense  . . . . . . . . . . .    66,119      63,213      4.6       188,561     185,427      1.7
Net costs of operation of other real
 estate and nonperforming assets . . . . . . . .      (168)        414                   (571)      2,862
Merger and integration costs . . . . . . . . . .        53       4,036    (98.7)        2,821       7,251    (61.1)
Minority interest. . . . . . . . . . . . . . . .        --          26       --            84         251    (66.5)
Lawsuit settlement . . . . . . . . . . . . . . .        --          --                     --         313
                                                  --------    --------               --------    --------
  Total noninterest expense. . . . . . . . . . .  $ 66,004    $ 67,689     (2.5)     $190,895    $196,104     (2.7)
                                                  ========    ========               ========    ========

Noninterest expense (annualized)/average assets.      3.45%       3.89%                  3.53%       3.97%
Noninterest expense less noninterest
 income (annualized)/average assets  . . . . . .      2.09%       2.60%                  2.10%       2.62%
Operating expense less fee income
 (annualized)/average assets . . . . . . . . . .      2.10%       2.36%                  2.14%       2.43%
Operating expense/fee income plus
 tax-equivalent net interest income. . . . . . .     65.80%      68.74%                 65.93%      68.81%

Income Taxes

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes." Shown separately in the 1993 Statement of Income is the cumulative effect of adopting FAS No. 109 as of January 1, 1993 which increased net income by $10.6 million.

     Income tax expense amounted to $31.2 million and $14.5 million for the first nine months of 1994 and 1993, respectively. For the third quarters of 1994 and 1993 income tax expense was $10.7 million and $5.0 million respectively. The higher tax expense in the current-year periods was attributable to a higher level of income before taxes and a higher effective tax rate when compared to 1993. The lower effective tax rate in 1993 reflects changes in the valuation allowance for deferred tax assets associated with pooled entities which reduced income tax expense in that year, as well as a higher level of tax-preferred income on obligations of states and political subdivisions.

Statements of Condition

     Total assets amounted to $7.5 billion and $7.0 billion at September 30, 1994 and 1993, respectively. Between September 30, 1994 and 1993, the Company completed two bank acquisitions accounted for as purchases. Assets acquired in these two transactions totaled $754.9 million. The statements of condition for all the periods presented include the three business combinations accounted for as poolings of interests completed since September 30, 1993. In aggregate these pooled companies had assets of $468.6 million. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

     Between September 30, 1994 and 1993, loans and leases increased $708.0 million or 22.7% to total $3.8 billion at September 30, 1994. Increases were realized in various commercial and retail categories. Loans added through bank purchase transactions totaled $296.5 million and net internal loan growth was $411.5 million.

     The commercial loan categories increased an aggregate of $483.0 million or 28.0% to total $2.2 billion at September 30, 1994. Retail loan categories totaling $1.6 billion increased $225.0 million or 16.2%. These increases are attributable to a continued emphasis on business development efforts and increasing credit demands associated with the strengthening of the economy in Kansas and Oklahoma.

     The $107.0 million increase in the 1-4 family mortgage portfolio between September 30, 1994 and September 30, 1993 reflects bank purchase transactions and the originations and refinancing activity which was stimulated by relatively low mortgage interest rates in the fourth quarter of 1993. In connection with the Company's asset and liability management strategies, $110.1 million of fixed rate residential mortgage loans were classified as held for sale at December 31, 1993. These loans were sold during the first quarter of 1994.

     The Company makes most of its loans within Kansas, Oklahoma, and the contiguous states or to Kansas and Oklahoma based customers that do business in other states. The Company's commercial and industrial loans generally are made to middle market and small businesses. At September 30, 1994, the Company had 21 lending relationships in which the aggregate loan amount exceeded $7 million; of these, eight were $10 million or more. The Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10.0% of total loans outstanding and no foreign loans at September 30, 1994. The following table shows the composition of loans and leases at the dates indicated.

                                                                 September 30,   December 31,    September 30,
                                                                     1994            1993            1993
                                                                 ------------    ------------    ------------
                                                                                (In thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . . . . . . . . .   $1,012,907      $  889,024      $  797,117
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      216,391         196,029         167,351
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .      120,325          77,962          56,725
  Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       16,587          34,576          36,685
  Real estate:
    Construction. . . . . . . . . . . . . . . . . . . . . . . .      133,789          92,636          92,521
    Permanent commercial real estate and other. . . . . . . . .      603,550         513,270         490,093
  Lease financing . . . . . . . . . . . . . . . . . . . . . . .       74,200          40,195          36,557
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,268          42,505          48,002
                                                                  ----------      ----------      ----------
      Total commercial loans. . . . . . . . . . . . . . . . . .    2,208,017       1,886,197       1,725,051
                                                                  ----------      ----------      ----------
Consumer:
  Secured by 1-4 family residences, less unearned discount. . .      945,920         786,637         838,946
  Residential mortgage loans held for sale. . . . . . . . . . .           --         110,132             867
  Consumer, less unearned discount. . . . . . . . . . . . . . .      480,156         419,971         426,744
  Credit card . . . . . . . . . . . . . . . . . . . . . . . . .      128,095          93,007          82,337
  Educational . . . . . . . . . . . . . . . . . . . . . . . . .       57,707          55,968          37,996
                                                                  ----------      ----------      ----------
      Total consumer loans. . . . . . . . . . . . . . . . . . .    1,611,878       1,465,715       1,386,890
                                                                  ----------      ----------      ----------

        Total loans and leases. . . . . . . . . . . . . . . . .   $3,819,895      $3,351,912      $3,111,941
                                                                  ==========      ==========      ==========

     Commercial and Industrial: The portfolio includes loans to businesses engaged in services, manufacturing, wholesaling, retailing, financial services, public utilities, construction, mining, and agribusiness. The largest industry concentration is service businesses at approximately 6% of total loans. Manufacturing is the second largest concentration representing approximately 5% of total loans.

     Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 60% of the agriculture portfolio at September 30, 1994. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

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

     Commercial Real Estate: Most of the construction loans are for 1-4 family residential construction and development. At September 30, 1994, approximately 52% of the portfolio was in the Kansas markets of Wichita, Topeka and Kansas City. The Tulsa and Oklahoma City markets represented an additional 34% of this portfolio.

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

     Residential Mortgage Loans Held For Sale: Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.

Nonperforming Assets

     Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at September 30, 1994 included $7.0 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

     Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of September 30, 1994, the carrying value of nonaccrual loans had been charged down to 73.0% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

     The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments.

                                                                    September 30,  December 31,   September 30,
                                                                        1994           1993           1993
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . .    $26,081        $34,040        $35,964
Troubled debt restructurings . . . . . . . . . . . . . . . . . . .        631            290            585
                                                                      -------        -------        -------

Total nonperforming loans. . . . . . . . . . . . . . . . . . . . .     26,712         34,330         36,549
Other real estate and nonperforming assets . . . . . . . . . . . .      7,553          9,787         13,139
                                                                      -------        -------        -------

  Total nonperforming assets . . . . . . . . . . . . . . . . . . .    $34,265        $44,117        $49,688
                                                                      =======        =======        =======

Past due loans (90 days or more) . . . . . . . . . . . . . . . . .    $12,982        $ 9,108        $ 7,726
                                                                      =======        =======        =======

Nonperforming assets/period-end loans plus
 other real estate and nonperforming assets. . . . . . . . . . . .        .90%          1.31%          1.59%
                                                                         ====           ====         ======

Nonperforming assets/period-end assets . . . . . . . . . . . . . .        .45%           .64%           .71%
                                                                         ====           ====         ======

     Nonperforming assets decreased $15.4 million or 31.0% from September 30, 1993 to total $34.3 million at September 30, 1994. At September
30, 1994, total nonperforming assets represented .90% of total loans plus other real estate owned and nonperforming assets and .45% of total assets as compared to 1.59% of total loans plus other real estate owned and nonperforming assets and .71% of total assets at September 30, 1993. Current and prior-year pooled companies represent $10.9 million of the September 30, 1994 total nonperforming assets compared to $17.4 million for those same companies at September 30, 1993. Banks purchased subsequent to September 30, 1993 added $238,000 to nonperforming assets.

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

                                                                    September 30,  December 31,   September 30,
                                                                        1994           1993           1993
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Commercial and industrial  . . . . . . . . . . . . . . . . . . . .    $10,507        $14,789        $16,567
Agriculture. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,447          1,526          1,417
Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,373            510            551
Real Estate:
  Construction . . . . . . . . . . . . . . . . . . . . . . . . . .      1,276          1,343          1,555
  Secured by 1-4 family residences . . . . . . . . . . . . . . . .      1,118          2,457          2,773
  Permanent commercial real estate and other . . . . . . . . . . .      9,175         11,668         11,580
Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,627          1,930          1,965
Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . .        189            107            141
                                                                      -------        -------        -------

  Total nonperforming loans. . . . . . . . . . . . . . . . . . . .    $26,712        $34,330        $36,549
                                                                      =======        =======        =======

Nonaccrual loans/nonaccrual loans and prior charge-offs. . . . . .      73.00%
                                                                        =====

Potential Problem Loans

     Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

     Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $10.1 million at September 30, 1994.

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

     As of September 30, 1994, the allowance for credit losses equaled $72.8 million or 272.59% of nonperforming loans. Comparatively, the allowance for credit losses at September 30, 1993 amounted to $70.8 million or 193.74% of nonperforming loans. The strong coverage ratio of the allowance for credit losses to nonperforming loans at September 30, 1994 reflected the continuing emphasis management is placing on resolving problem loans, managing the risk profile of the Company, and prudently reserving for identifiable risks.

     The following table summarizes the changes in the allowance for credit losses for the nine-month periods ended September 30 and presents selected related ratios. Prior period amounts have been restated for the poolings of interests.

                                                                              1994              1993
                                                                           ----------        ----------
                                                                              (Dollars in thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . .   $   66,368        $   73,055
  Adjustments for poolings of interests. . . . . . . . . . . . . . . . .        1,249             1,340
                                                                           ----------        ----------
  Balance at January 1, as restated. . . . . . . . . . . . . . . . . . .       67,617            74,395
  Allowance for credit losses of purchased bank. . . . . . . . . . . . .        5,449             3,266
                                                                           ----------        ----------
                                                                               73,066            77,661
Charge-offs:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        3,381            13,177
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           63                47
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          254               337
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .           60               179
  Permanent commercial real estate and other . . . . . . . . . . . . . .          305             2,187
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .          186               170
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           54                68
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          564               621
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,723             2,938
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,201             1,167
                                                                           ----------        ----------

      Total charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .        9,791            20,891
                                                                           ----------        ----------

Recoveries:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        4,016             3,775
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          420               260
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           70               178
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77               121
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .          136               173
  Permanent commercial real estate and other . . . . . . . . . . . . . .        1,878             1,144
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           54                63
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          164               201
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          454               115
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,445             1,270
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          551               414
                                                                           ----------        ----------

      Total recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        9,265             7,714
                                                                           ----------        ----------

Net loans and leases charged off . . . . . . . . . . . . . . . . . . . .          526            13,177
Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .          275             6,326
                                                                           ----------        ----------

Balance at September 30. . . . . . . . . . . . . . . . . . . . . . . . .   $   72,815        $   70,810
                                                                           ==========        ==========

Loans and leases at period-end . . . . . . . . . . . . . . . . . . . . .   $3,819,895        $3,111,941
Average loans and leases . . . . . . . . . . . . . . . . . . . . . . . .   $3,480,479        $2,981,435

Net charge-offs (annualized)/average loans and leases. . . . . . . . . .          .02%              .59%
Allowance for credit losses/period-end nonperforming loans . . . . . . .       272.59%           193.74%
Allowance for credit losses/period-end nonperforming assets. . . . . . .       212.51%           142.51%
Allowance for credit losses/period-end loans and leases. . . . . . . . .         1.91%             2.28%


Investment Portfolio

     The following table presents the book values of investment securities at the dates indicated.

Held-to-maturity

                                                                    September 30,  December 31,   September 30,
                                                                        1994           1993           1993
                                                                     ----------    ------------    ----------
                                                                                  (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   98,698     $   16,329     $  321,907
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,644,612      1,753,662      2,192,251
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     262,601          4,259        325,554
Obligations of states and political subdivisions. . . . . . . . . .       4,312         16,838        242,442
Other securities:
  Collateralized auto receivables . . . . . . . . . . . . . . . . .          --         12,364         15,801
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .          --             --         39,695
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,050          2,155          2,155
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .         124            212            221
                                                                     ----------     ----------     ----------

    Total debt securities, at amortized cost. . . . . . . . . . . .  $2,012,397     $1,805,819     $3,140,026
                                                                     ==========     ==========     ==========

Market value in excess of (less than) book value. . . . . . . . . .  $  (72,946)    $    1,823     $   72,134
                                                                     ==========     ==========     ==========

Available-for-sale

                                                                     September 30,     December 31,
                                                                          1994             1993
                                                                     -------------     ------------
                                                                           (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $  277,845      $  308,331
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     139,117         218,848
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     278,277         306,276
Obligations of states and political subdivisions  . . . . . . . . .     190,560         242,933
Other securities:
  Collateralized credit card receivables. . . . . . . . . . . . . .      59,666              --
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .      39,508          40,237
                                                                     ----------      ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .     984,973       1,116,625

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .       1,003           1,151
                                                                     ----------      ----------

      Total debt and equity securities, at estimated fair value . .  $  985,976      $1,117,776
                                                                     ==========      ==========

Other securities(1)

                                                                    September 30,  December 31,   September 30,
                                                                        1994           1993           1993
                                                                     ----------    ------------    ----------
                                                                                  (In thousands)
Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . . .    $37,645        $24,911        $21,294
Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . . .     14,242         12,637          8,608
Other equity securities . . . . . . . . . . . . . . . . . . . . . .      1,531          1,559          1,583
                                                                       -------        -------        -------

  Total other equity securities, at cost. . . . . . . . . . . . . .    $53,418        $39,107        $31,485
                                                                       =======        =======        =======

___________

(1) Equity Securities that do not have a readily determinable fair value.

     At December 31, 1993, the Company elected to adopt Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with FAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. Pursuant to FAS No. 115 the securities classified as available-for-sale are carried at fair value. The total carrying value of the available-for-sale securities portfolio included unrealized losses of $21.7 million at September 30, 1994 and unrealized gains of $41.2 million at December 31, 1993.

     Exclusive of the adjustment to fair value for the available-for-sale portfolio, total investment securities decreased $98.0 million between September 30, 1994 and 1993. The decrease in the investment securities portfolio reflects the use of proceeds of maturities and prepayments for loan growth. Acquisition transactions accounted for as purchases added $269.3 million of investment securities.

     Excluding U.S. Treasury obligations and obligations of U.S.
government agencies and corporations, there were no security holdings of any one issuer at September 30, 1994 that exceeded 10% of consolidated stockholders' equity.

     At September 30, 1994 the held-to-maturity portfolio included $659.8 million of floating-rate mortgage-backed securities guaranteed by U.S. government agencies or corporations. The yields on these securities float with various indices, which reduces the interest rate risk associated with these investments as the changes in these indices have historically correlated with the changes in the Company's cost of funds. Also included in the held-to-maturity portfolio at September
30, 1994 were $700.5 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies of the U.S. government. Of this CMO portfolio, $144.0 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $556.5 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated average duration of two to three years. The September 30, 1994 available-for-sale mortgage-backed securities portfolio is comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to three years.

Deposits

     Total deposits increased $166.2 million or 3.0% between September 30, 1994 and 1993. During the second quarter of 1994, the Company acquired $548.5 million of deposits through acquisitions accounted for as purchases. The increased deposits from acquisitions were partially offset by attrition of time deposits associated with the relatively low interest rate environment through 1993 and the availability of alternative investment products which offer potentially higher returns. In response to perceived customer needs for a higher yield, time deposit products were offered which provided the customer with the opportunity to reprice the instruments during their term. At September 30, 1994, $234.2 million of these adjustable-rate time deposits were outstanding. It is anticipated that as interest rates increase, time deposits will become more attractive to depositors. Core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.0% of total deposits at September 30, 1994 compared to 91.8% at September 30, 1993.

Asset and Liability Management

     Interest Rate Risk: The Company manages its assets and liabilities to control the exposure of its net interest income and capital to risks associated with interest rate changes and to achieve consistent growth in net interest income. Interest rate risk is evaluated using various tools, including interest sensitivity gap and simulation analysis.
From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Net interest income for the nine months ended September 30, 1994 includes $1.0 million attributable to interest rate swaps. The effect of interest rate swaps on the first nine months of 1993 was to reduce net interest income by $15,000.

     At September 30, 1994 and 1993 interest rate swaps were as follows:

                                                                     September 30, 1994
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $151,000           21 months (1)        6.05%           4.96%
Pay fixed rate . . . . . . . . . . . . . .       100,000            7 months            4.94%           4.25%


                                                                     September 30, 1993
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $ 51,000           32 months (1)        5.89%           3.28%
Pay fixed rate . . . . . . . . . . . . . .       200,000           13 months            3.94%           3.25%

- ---------

(1)  The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

     Activity in interest rate swaps is summarized below:

                                                                                     Receive           Pay
                                                                                    Fixed Rate      Fixed Rate
                                                                                    ----------      ----------
                                                                                 (Notional amounts, in thousands)
Balance, January 1, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,000        $     --
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,000         200,000
                                                                                     --------        --------

Balance, September 30, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
                                                                                     ========        ========

Balance, January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        (100,000)
                                                                                     --------        --------

Balance, September 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
                                                                                     ========        ========

     The following table presents the Company's interest sensitivity gap position as of September 30, 1994. Most assets and liabilities have been included in the table based on the timing of their contractual maturities or repricing characteristics. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon estimates of prepayments provided by a third-party market information service. These estimates may vary depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-month category. This table does not indicate the effect the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk, prepayment risk, intra-period sensitivity, and the effect of interest rate floors and ceilings associated with certain financial instruments.

                                                             Repricing Maturity
                              --------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $1,881,718  $ 189,041  $ 336,267  $  895,480  $486,783  $   30,606    $3,819,895
  Investments and trading
   account securities . . . .    752,785    133,666    294,596   1,667,663   226,710     (21,731)    3,053,689
  Other earning assets  . . .      6,083         --        100         308        --          --         6,491
  Nonearning assets . . . . .         --         --         --          --        --     667,828       667,828
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $2,640,586  $ 322,707  $ 630,963  $2,563,451  $713,493  $  676,703    $7,547,903
                              ==========  =========  =========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $2,842,913  $ 398,078  $ 433,400  $1,004,851  $  5,712  $  973,154    $5,658,108
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    670,462         --         --          --        --          --       670,462
  Federal Home Loan Bank
   borrowings . . . . . . . .    374,244         --     91,800      25,000        --          --       491,044
  Other borrowings. . . . . .     63,001         --         --          --        --          --        63,001
  Long-term debt  . . . . . .        413      4,412         24         200        50          --         5,099
  Other liabilities . . . . .         --         --         --          --        --      62,743        62,743
  Stockholders' equity  . . .         --         --         --          --        --     597,446       597,446
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $3,951,033  $ 402,490  $ 525,224  $1,030,051  $  5,762  $1,633,343    $7,547,903
                              ==========  =========  =========  ==========  ========  ==========    ==========

Interest rate swaps . . . . . $  (51,000) $      --  $ (86,000) $  137,000  $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . . (1,361,447)   (79,783)    19,739   1,670,400   707,731    (956,640)           --
Cumulative adjusted
 repricing gap. . . . . . . . (1,361,447)(1,441,230)(1,421,491)    248,909   956,640          --            --
Cumulative adjusted rate-
 sensitive assets/
 rate-sensitive liabilities .        .67        .68        .74          (*)       (*)         (*)

- ------------

  (*) Not meaningful.

     The Company has a negative cumulative repricing gap in the one-year horizon. Consequently, given the current balance sheet mix, a rising rate environment would adversely impact the net interest margin. Simulation modeling has demonstrated that a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs could result in a significant adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates increase gradually. The adverse impact of rising rates could also be mitigated by loan growth stimulated by a strong economy.

     Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at September 30, 1994. The loans-to-deposits and loans-to-assets ratios averaged 62.9% and 48.1%, respectively, during the first nine months of 1994. Average core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.1% of total deposits and 70.4% of average assets during the nine-month period.

     At September 30, 1994, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $1.2 billion. At that same date, additional borrowing liquidity was also available in the form of $751.0 million of unpledged investment securities classified as either held-to-maturity or available-for-sale which could secure short-term borrowing requirements. In addition, the available-for-sale securities could be sold. Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $95.7 million during the third quarter of 1994.

     The Company had commitments to extend credit at September 30, 1994, including standby letters of credit of $99.7 million, commercial letters of credit of $13.5 million, unused credit card lines of $479.3 million, $62.5 million of commitments to fund 1-4 family residential mortgage loans, and other loan commitments of $1.3 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

     At September 30, 1994, total stockholders' equity was $597.4 million or 7.92% of total assets compared to $569.3 million or 8.17% of total assets at September 30, 1993. Stockholders' equity at September 30,
1994 included $13.3 million in unrealized losses (net of deferred tax effect) on available-for-sale securities pursuant to FAS No. 115. For the first nine months of 1994, total stockholders' equity averaged
$597.4 million or 8.25% of average assets. The prior year-to-date average equity was $558.4 million or 8.46% of average assets.

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

     The following table presents the Company's risk-based capital and leverage ratios together with the required minimums. The banking system regulators have proposed to amend the regulatory capital rules to limit the amount of deferred tax assets that are allowable in computing the regulatory capital ratios and to include net unrealized gains and losses on available-for-sale securities in Tier I capital; however, at September 30, 1994, these proposed changes had not been finalized. Accordingly, the ratios in the following table exclude any limit on net deferred tax assets and the $13.3 million net unrealized losses on available-for-sale securities.

                                                                                      September 30,
                                                                             -------------------------------
                                                                                 1994               1993
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  513,782         $  469,826
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,920             99,431
  Less intangible assets (1)  . . . . . . . . . . . . . . . . . . . . . .       (83,689)           (65,695)
                                                                             ----------         ----------
    Total Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . .       527,013            503,562
                                                                             ----------         ----------
Tier II capital:
  Allowance for credit losses (2) . . . . . . . . . . . . . . . . . . . .        58,285             48,679
                                                                             ----------         ----------
      Total regulatory capital. . . . . . . . . . . . . . . . . . . . . .    $  585,298         $  552,241
                                                                             ==========         ==========
Risk-weighted assets and off-balance-sheet commitments and contingencies.    $4,662,706         $3,894,106
                                                                             ==========         ==========
Adjusted average assets (3) . . . . . . . . . . . . . . . . . . . . . . .    $7,508,030         $6,838,601
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               11.30%             12.93%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                12.55              14.18
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.02               7.36

___________

  (1) All intangible assets except purchased mortgage servicing rights of $2.6 million and purchased credit card relationships of $8.7 million are subtracted from capital.
  (2) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (3) Quarter-to-date average assets excluding the net unrealized loss on available-for-sale securities and all intangibles except purchased mortgage servicing rights and purchased credit card relationships.

     As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators. If the regulatory capital rules had been amended to include the limit on net deferred tax assets and the net unrealized loss on available-for-sale securities in Tier I capital, the Company's risk-based and leverage ratios at September 30, 1994 would have been as follows:

                                                                        September 30, 1994
                                                                        ------------------
            Risk-based capital ratios:
              Tier I . . . . . . . . . . . . . . . . . . . . . . . . . .       10.91%
              Total. . . . . . . . . . . . . . . . . . . . . . . . . . .       12.16
            Leverage ratio . . . . . . . . . . . . . . . . . . . . . . .        6.78

     Under regulations adopted by the the Federal Deposit Insurance Corporation, a bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at September 30, 1994.

     For 1993, the Company's board of directors had authorized the purchase of up to 500,000 shares of the Company's common stock to be used for general corporate purposes. A separate board of directors' action in December 1993 authorized the purchase of an additional 71,518 shares to be used to acquire the minority interests in the subsidiaries of First Dodge City Bancshares, Inc., a 1994 acquisition. A total of 111,518 shares were purchased in 1993, 40,000 shares for general corporate purposes and 71,518 shares specifically for the pending acquisition. The purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two has been authorized for 1994. A Board of Directors action in April 1994 specifically reserved a portion of this previous authorization to be used for the acquisition of Oklahoma Savings, Inc. ("OSI"). Through September 30, 1994, 355,466 shares of the Company's common stock had been purchased to be used in the OSI acquisition.

Acquisitions

     A discussion of currently pending acquisitions is included in Part II, Item 5 of this Form 10-Q. Shares of the Company's common stock to be used in the OSI acquisition have been purchased. Funding for the currently pending cash purchase acquisition will be derived from available funds.

Parent Company Funding Sources and Dividends

     The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to derive funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $117.0 million and $64.8 million for the nine-month periods ended September 30, 1994, and 1993, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. The Comptroller's approval was required and received for the 1994 and 1993 dividends. At September 30, 1994, BANK
IV Kansas could distribute $36.9 million in dividends without the approval of the Comptroller. BANK IV Oklahoma could distribute $5.0 million in dividends without the approval of the Comptroller.

     Because of the financial strength of the parent company and the anticipated earnings capacity of both the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1994 to the extent justified by their respective financial condition and subject to the capital requirements described in the next paragraph.

     Because of the Company's past record of making acquisitions, it is anticipated that the Comptroller will expect the BANK IV banks to maintain the greater of a 6.0% leverage ratio or a 10.0% total risk-based capital ratio. These ratios exceed the otherwise applicable minimum regulatory requirements of a 3.0% leverage ratio and an 8.0% total risk-based capital ratio. At September 30, 1994, the BANK IV banks' aggregate capital exceeded the amount required by the greater of a 6.0% leverage or a 10.0% risk-based capital ratio by approximately $36.0 million.

     The parent company had approximately $34.3 million of cash and short-term investments at September 30, 1994. In addition, the parent company had available a Credit Agreement with an unaffiliated bank under which the Company may borrow up to $50,000,000 on a revolving basis at anytime prior to June 30, 1996. The amount borrowed under the agreement was $40,000,000 at September 30, 1994. The parent company also has a term loan outstanding from an unaffiliated bank in the amount of $4.4 million at September 30, 1994, which is payable March 31, 1995. The borrowing agreements subject the Company to certain restrictions and covenants related to, among others, tangible net worth and the maintenance of specific ratios related to leverage, funded debt, total indebtedness, nonperforming loans, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under both of these agreements.

Recently Issued Accounting Standards

     In May 1993, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 114. FAS No. 114 addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The Statement requires that, when evaluating the need for an allowance for credit losses on impaired loans that are within the scope of this Statement, the loss accrual be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. This Statement is effective for fiscal years beginning after December 15, 1994. The Company has not completed the analyses required to estimate the impact of FAS 114; however, the Company does not believe the adoption of the new rules will have an adverse effect on its financial condition.

     FAS No. 114 was amended by FAS No. 118 in October of 1994 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. This statement does not change the provisions in FAS No. 114 noted above but it does amend the disclosure requirements to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. FAS No. 118 is effective concurrent with FAS No. 114, that is, for financial statements for fiscal years beginning after December 15, 1994.

     FAS No. 119 was also issued in October 1994. This statement requires disclosures about financial instruments--futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It also amends existing requirements of FAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, and FAS No. 107, Disclosures about Fair Value of Financial instruments. FAS No. 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that were not previously disclosed pursuant to FAS No. 105 because they do not result in off-balance sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. It also amends Statements 105 and 107 to require that distinction in certain disclosures required by those Statements. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1994.


                                            PART II

Item 1.    Legal Proceedings.

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


Item 5.    Other Information.

Pending Acquisitions

     The Company has entered into definitive agreements with three holding companies to acquire the financial institutions shown in the following table.

                                                      Assets                          Number of
                                                September 30, 1994  Cash Expected  Shares Expected  Accounting
               Bank                                (Unaudited)       To Be Paid      To Be Issued     Method
               ----                             ------------------  -------------  ---------------
                                                      (Dollars in thousands)
Security Bank and Trust Company
  Blackwell, OK ("Security") . . . . . . . . . .    $ 47,374           $8,171                 --     Purchase

Stillwater Federal Savings Bank
  Stillwater, OK ("Stillwater"). . . . . . . . .      95,857               --            372,262     Purchase

Standard Bank and Trust
  Independence, MO ("Standard"). . . . . . . . .      80,660               --            315,000     Pooling
                                                    --------           ------          ---------

    Total. . . . . . . . . . . . . . . . . . . .    $223,891           $8,171            687,262
                                                    ========           ======          =========

     The pending transactions are subject to various conditions, including obtaining regulatory approvals and the banks or holding companies meeting specified net worth requirements and in the case of Stillwater, the receipt of a "fairness" opinion from the investment banking firm that has been advising its parent's board of directors, and obtaining the approval of Stillwater's shareholder group. The Standard agreement is also conditioned upon the transaction being eligible for treatment for accounting purposes as a "pooling-of-interests".

     The required regulatory approvals are in the process of being obtained. However, a community coalition based in Wichita, Kansas has filed protests with the Comptroller of the Currency and the Board of Governors of the Federal Reserve System claiming that the applications for approval should be denied because the record of community service of BANK IV Kansas in its Wichita market is unsatisfactory. BANK IV Kansas and the Company have filed responses to the protest denying the coalition's assertions. The Company expects that the regulatory approvals will be obtained, however they have been delayed because of the pending protest. The Company anticipates consummating these transactions in the first quarter of 1995.

     The Company continues to consider or to participate in discussions concerning additional acquisitions. However, except for the pending transactions described in this section, as of November 14, 1994, the Company has no binding commitments or agreements, to acquire any additional financial institutions.

Recently Enacted Federal Legislation

     The recently enacted federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 contains various provisions that will increase the ability of Fourth Financial and other bank holding companies to make interstate acquisitions and to operate their subsidiary banks. Commencing on September 29, 1995, adequately capitalized and adequately managed bank holding companies will be permitted to make acquisitions of banks located anywhere in the United States without regard to the provisions of any state laws that may presently prohibit such acquisitions. Interstate acquisitions will not be permitted, however, if the potential acquiror would control more than ten percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30 percent limit and may also lower such limit if they do so on a non-discriminatory basis. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

     The new statute also permits, after June 1, 1997, interstate branch banking in all states by adequately capitalized and adequately managed banks, but a state may enact specific legislation before June 1, 1997 prohibiting interstate branch banking in that state, in which event banks headquartered in the state will not be permitted to branch into other states. A state may also enact legislation permitting non-discriminatory interstate branch banking in such state before June 1, 1997. Applications for interstate branching authority will be subjected to regulatory scrutiny of compliance with both federal and state community reinvestment statutes with respect to all of the banks involved in the proposed transaction.

     Fourth Financial is unable to predict the effect, if any, of such new legislation on it.


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits

     The following exhibits are filed herewith:

      2 Agreement and Plan of Reorganization, dated as of September 2, 1994, among Fourth Financial Corporation, Standard
           Bancorporation, Inc., and all of the Stockholders of Standard Bancorporation, Inc. and exhibits thereto. (Exhibit 10.2 to Form S-4 Registration Statement Reg. No. 33-55797) *

     27 Article 9 of Regulation S-X Financial Data Schedule for the September 30, 1994 Form 10-Q.

     * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

     (b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1994.


                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOURTH FINANCIAL CORPORATION




Date   November 14, 1994                /s/ Darrell G. Knudson
    --------------------------         ---------------------------------------
                                       Darrell G. Knudson
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date   November 14, 1994                /s/ Michael J. Shonka
    --------------------------         ---------------------------------------
                                       Michael J. Shonka
                                       Sr. Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)