Form 10-K
period 1994-12-31
FOURTH FINANCIAL CORP
filed 1995-03-15
CIK 38475

=============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-K

(Mark One)
   _X_       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994
                                  OR
   ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                to
                    Commission File Number 0-4170

                       Fourth Financial Corporation
        (Exact name of registrant as specified in its charter)

          Kansas                            48-0761683
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)
    100 North Broadway
     Wichita, Kansas                           67202
(Address of principal executive             (Zip Code)
       offices)

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

       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_               No   ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

       As of March 1, 1995, the aggregate market value of the voting stock of Registrant held by nonaffiliates of Registrant was approximately $747,615,000. Such value was computed by reference to the reported last sales price of such stock on March 1, 1995. At March 1, 1995, 27,602,896 shares of Common Stock, par value $5 per share, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the April 20, 1995 Annual Meeting of Stockholders of Registrant (the "1995 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.


===============================================================================



                            TABLE OF CONTENTS


 Item                                                                       Page

                                            PART I

  1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .
  4.    Submission of Matters to a Vote of Security Holders. . . . . . . .

                                            PART II

  5.    Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .
  7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . .
  8.    Financial Statements and Supplementary Data. . . . . . . . . . . .
  9.    Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .

                                        PART III

 10.    Directors and Executive Officers of the Registrant . . . . . . . .
 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . .
 12.    Security Ownership of Certain Beneficial Owners and Management . .
 13.    Certain Relationships and Related Transactions . . . . . . . . . .

                                       PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Financial Information. . . . . . . . . . . . . . . . . . . . . . . .. Appendix A





                                 PART I


Item 1.  Business.

General

       Fourth Financial Corporation ("Registrant" or the "Company") is a bank holding company headquartered in Wichita, Kansas, which offers a broad range of bank and bank-related services through its subsidiaries, BANK IV Kansas, National Association ("BANK IV Kansas"), BANK IV Oklahoma, National Association ("BANK IV Oklahoma"), and BANK IV Missouri, National Association ("BANK IV Missouri"). At September 30, 1994, the Company was the 71st largest, as measured by total assets, among bank holding companies in the United States. The Company is the largest bank holding company headquartered in Kansas and, at December 31, 1994, had total consolidated assets of $7.73 billion, total deposits of $5.65 billion, and stockholders' equity of $602.1 million. BANK IV Kansas, whose predecessor was originally organized in 1887, is the largest commercial bank in Kansas and, at December 31, 1994, had approximately 12.0% of all insured deposits in Kansas. BANK IV Kansas, the only major statewide bank in Kansas, has 87 offices in 36 communities. BANK IV Oklahoma has 56 offices in 23 communities. BANK IV Missouri, acquired in January, 1995, has three offices in Independence, Missouri.

       The three BANK IV banks provide a wide range of commercial and retail banking services. Each separate BANK IV market-based unit is under the management of a local president. Trust and customer investments, mortgage banking, commercial finance and leasing, and bank card services are each managed on a line-of-business basis. At
December 31, 1994, the BANK IV banks held total assets of $6.71 billion in various fiduciary capacities and exercised investment authority over $2.39 billion of these assets. Also on that date, the BANK IV banks serviced a $1.46-billion residential mortgage loan portfolio, of which $682.7 million was serviced for others. The BANK IV banks operate the VIA system, a network of 340 automated teller machines located in Kansas, Oklahoma, and Missouri at which approximately 12.7 million electronic banking transactions were initiated during 1994.

       In addition, Registrant owns several other subsidiaries which perform various financially-related services. These subsidiaries include a community development corporation, which makes loans and investments to promote redevelopment in low- and moderate-income neighborhoods of the communities served by the BANK IV banks and to finance small and minority-owned businesses; a subsidiary of BANK IV Kansas which offers non-deposit investment products and services at offices of the BANK IV banks; and a company which reinsures credit life and health insurance policies. Such subsidiaries in the aggregate do not account for a material portion of the Company's revenues or profits.

Recent Acquisitions

       During 1994, the Company acquired two banks located in Kansas and a bank and a federal savings bank located in Oklahoma. The Kansas banks acquired were Emprise Bank, National Association, Hutchinson, Kansas ("Emprise"), and First National Bank and Trust Company in Dodge City, Dodge City, Kansas ("Dodge"). The Oklahoma acquisitions included Equity Bank for Savings, F.A., Oklahoma City, Oklahoma ("Equity"), and Metro Bank of Broken Arrow, Broken Arrow, Oklahoma ("Metro").

       The following table sets forth for each 1994 acquisition the amount of assets of the acquired financial institution at the date of acquisition, the amount paid by the Company, the number of shares of common stock of the Company issued, and the accounting method used to account for the acquisition.

                                                          Accounting
     Bank               Assets   Cash Paid  No. of Shares  Method
     ----               ------   --------   ------------  ---------
                         (In thousands)
    Equity             $491,506   $90,720          -      Purchase
    Emprise             258,731    31,206          -      Purchase
    Dodge and Metro     144,999         -    590,710      Pooling
                                       36(1)  70,300(1)   Purchase
    --------

    (1) To acquire minority interests in Dodge and Metro.

    During January and February 1995 three acquisitions were completed. In Oklahoma, the Company acquired Stillwater Federal Savings Bank, Stillwater, Oklahoma ("Stillwater"), and Security Bank and Trust Company, Blackwell, Oklahoma ("Security"). The Missouri bank acquired was Standard Bank & Trust Company, Independence, Missouri ("Standard").

    For the 1995 acquisitions, the following table sets forth the amount of assets of the acquired financial institution at December 31, 1994, the amount paid by the Company, the number of shares of common stock of the Company issued, and the accounting method used to account for the acquisition.

                                                                                     Accounting
       Bank                                     Assets    Cash Paid  No. of Shares     Method
      -----                                     ------   ----------   -----------    -----------
                                                     (In thousands)
    Stillwater . . . . . . . . . . . . . . .   $95,503     $    -      368,981      Purchase
    Standard . . . . . . . . . . . . . . . .    85,190          -      315,000      Pooling
    Security . . . . . . . . . . . . . . . .    46,851      8,197            -      Purchase

       As of March 1, 1995, the Company has no binding commitments, agreements, or understandings to acquire any additional financial institutions, but additional acquisition agreements may be negotiated or entered into at any time. Though the Company considers strategic acquisitions which can be made on favorable terms, the Company's focus has now shifted from growth by acquisition to internal growth, enhancement of revenues, and greater efficiency.

Competition

       BANK IV Kansas is the largest of approximately 460 commercial banks in Kansas, and as of June 30, 1994 (the latest date for which statewide information is available), held approximately 15.5% of the total bank deposits in Kansas. As of June 30, 1994, BANK IV Kansas ranked 120th largest, as measured by total assets, out of approximately 10,600 commercial banks in the United States. BANK IV Oklahoma is the second-largest of approximately 350 banks in Oklahoma. BANK IV Missouri is one of approximately 475 commercial banks in Missouri and is one of over 30 commercial banks headquartered in the Missouri portion of the metropolitan Kansas City market.

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

Employees

       As of March 1, 1995, Registrant and its subsidiaries had a total of 3,520 full-time-equivalent employees. Registrant had 985 full-time-equivalent employees. BANK IV Kansas had 1,632, BANK IV
Oklahoma had 876, BANK IV Missouri had 25, and Fourth Financial
Insurance Company and BANK IV Community Development Corporation each had one.

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

       The Act also prohibits bank holding companies from acquiring substantially all the assets of, or owning more than 5% of the voting shares of, any bank which is not already majority-owned, or of any nonbanking company, without the prior approval of the Board. The Board may not approve an application to acquire before September 29, 1995, shares or assets of a bank located outside the state in which the operations of the applicant's banking subsidiaries are principally conducted unless such acquisition is specifically authorized by a statute of the state in which the bank whose shares or assets are to be acquired is located. For a description of recently enacted changes in federal law, see the section below captioned Recently Enacted Federal Legislation.

       The Company, its nonbanking subsidiaries, BANK IV Kansas, BANK IV Oklahoma, and BANK IV Missouri are all affiliates of each other within the meaning of the Federal Reserve Act. As such, they are subject to certain restrictions on loans by the BANK IV banks to the Company or such nonbanking subsidiaries and on investments in and loans secured by their stock or other securities. The Company and its subsidiaries, including the BANK IV banks, are also subject to certain restrictions on the issuance, underwriting, and distribution of securities. In addition, the Board may examine the Company or any of its subsidiaries.


       As a bank holding company, the Company is a legal entity separate and distinct from its subsidiaries. The principal sources of funds available for dividends on the Company's common stock and its preferred stock are dividends from the BANK IV banks and cash and other investments held by the Company. The approval of the Comptroller of the Currency (the "Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. In 1995, the BANK IV banks may pay an aggregate of approximately $39.9 million (in addition to their 1995 net profits) in dividends to the Company without obtaining regulatory approval.

       The Comptroller's approval was required and obtained for dividends paid by BANK IV Oklahoma in 1994 and for some of the dividends paid by BANK IV Kansas in 1994. Because of the financial strength of Registrant and the banks' anticipated earnings capacity, the BANK IV banks expect to be able to obtain permission, if required, from the Comptroller to pay dividends in 1995 to the extent justified by their respective financial conditions and subject to the capital requirements described below.

       Recently Enacted Federal Legislation. The recently enacted federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 will increase the ability of Registrant and other bank holding companies to make interstate acquisitions and to operate their subsidiary banks. Commencing on September 29, 1995, adequately capitalized and adequately managed bank holding companies will be permitted to acquire banks located anywhere in the United States without regard to the provisions of any state laws prohibiting such acquisitions. Interstate acquisitions will not be permitted, however, if the potential acquirer would control more than ten percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30 percent limit and may also lower such limit if they do so on a non-discriminatory basis. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

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

       Registrant is unable to predict the effect, if any, of such new legislation on it.

        Capital Guidelines. Bank holding companies, such as the Company, and their bank subsidiaries are required to maintain three capital ratios which measure capital adequacy. Capital is separated into "Tier I capital" (as applied to the Company, common stockholders' equity and Preferred Stock, less certain intangible assets) and "Tier II capital" (as applied to the Company, the allowance for credit losses limited to 1.25% of risk-weighted assets).

       The first two ratios, which are based on the degree of credit risk in the company's assets, provide for weighting assets based on assigned risk factors and include off-balance-sheet items such as loan commitments and stand-by letters of credit. The ratio of total capital (Tier I capital plus Tier II capital) to risk-weighted assets and off-balance-sheet commitments and contingencies must be at least 8.0% and the ratio of Tier I capital to risk-weighted assets and off-balance-sheet commitments must be at least 4.0%.

       The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are to maintain a minimum ratio of Tier I capital to average adjusted total assets of 3.0%.

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

       A bank's deposit insurance premium is based, in part, on the bank's capital levels. The Federal Deposit Insurance Corporation is the single insurer of deposits in financial institutions. Deposit insurance premium rates range from 0.23% to 0.31% of a bank's assessment base (as defined), depending on the bank's supervisory rating by the bank's primary regulator and its capital level. (The Federal Deposit Insurance Corporation has proposed, but not adopted, a reduction in premium rates.) A bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at December 31, 1994.

       Pending and Proposed Federal Legislation. There are various pending and proposed bills in Congress that would restructure the federal supervision of financial institutions. The Company is unable to predict with any certainty the effect any such legislation would have on the Company and its subsidiaries.

       State Regulation. Each of the three states in which the Company's banking subsidiaries are located has laws (described below) limiting interstate acquisitions of banks headquartered in such state. Such state laws will be for the most part pre-empted by the recent federal legislation described above. One or more of such states may amend their laws in response to the federal legislation before it takes effect, but the Company is unable to predict the likelihood or nature of any such amendments.

       Kansas. A Kansas bank holding company is prohibited from acquiring, directly or indirectly, any voting shares in any Kansas bank if, after such acquisition, all of the Kansas banks in which such bank holding company or any subsidiary of such bank holding company has ownership or control of any voting shares would have, in the aggregate, more than 15% of the total deposits of all banks domiciled in Kansas plus the total deposits, savings deposits, shares and other accounts in savings and loan associations, federal savings banks, and building and loan associations in Kansas as determined by the Kansas bank commissioner on the basis of the most recent reports to supervisory authorities which are available at the time of the acquisition. The statute contains an exception from the 15%-of-statewide-deposits limitation in the case of an acquisition that the Kansas bank commissioner determines would be in the public interest to prevent the failure or probable failure of the acquired bank. As of December 31, 1994, BANK IV Kansas had approximately 12.0% of the total deposits of all Kansas banks, savings and loan associations, federal savings banks, and building and loan associations according to the most recent information available to the Company.

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

       Oklahoma. The Company is permitted under Oklahoma law to acquire additional banks, but such banks must have been in existence and continuous operation for at least five years. Oklahoma prohibits a multi-bank holding company from acquiring any additional banks if such acquisition would result in the bank holding company having direct or indirect ownership of banks located in Oklahoma that would have in excess of 11% of the aggregate deposits of all financial institutions located in Oklahoma which have deposits insured by the Federal Deposit Insurance Corporation or National Credit Union Administration. As of December 31, 1994, BANK IV Oklahoma had approximately 5.4% (5.6% on a pro forma basis) of the total deposits of insured Oklahoma savings and loans, credit unions, and banks. This restriction is not expected to affect the Oklahoma acquisition activities of the Company in the near future.

       Missouri. The Company is also permitted under Missouri law to acquire additional banks. Missouri law prohibits an adjoining-state bank holding company from obtaining control of any bank if the total deposits in that bank together with the total deposits in all banks controlled by the adjoining-state bank holding company exceed 13% of the total deposits in all depository financial institutions in Missouri which have deposits insured by an agency of the federal government. As of December 31, 1994, Standard Bank & Trust Company, the predecessor of BANK IV Missouri, had only approximately 0.1% of the total deposits of federally insured depository financial institutions in Missouri as of June 30, 1994, the latest date for which information concerning deposits in Missouri financial institutions is available to the Company, so Missouri's 13% restriction is not expected to affect the Missouri acquisition activities of the Company in the near future.

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

Executive Officers of the Registrant

       Listed below are the names and ages of all executive officers of Registrant and offices held by them with Registrant (and, in the cases of Mr. Knudson, Mr. Greer, and Mr. Keller, with the BANK IV banks).

        Name           Age          Positions and Offices
      --------        -----         ----------------------
Darrell G. Knudson      57    Chairman of the Board, President, and Chief Executive
                              Officer of Registrant and Director of BANK IV Kansas and
                              BANK IV Oklahoma

K. Gordon Greer         58    Chairman of the Board, President, and Chief Executive
                              Officer of BANK IV Kansas

Edward F. Keller        54    Chairman of the Board, President, and Chief Executive
                              Officer of BANK IV Oklahoma

Michael R. Ritchey      55    President, Trust and Asset Management, and Senior Trust
                              Officer of Registrant

James J. Gartner        53    Executive Vice President, Risk Control Group, of
                              Registrant

John F. Guettler        49    Executive Vice President and Director of Human Resources
                              of Registrant

Clayton D. Pledger      49    Executive Vice President, Operations and Technology, of
                              Registrant

William J. Rainey       48    Executive Vice President, Secretary, and General Counsel
                              of Registrant

Michael J. Shonka       47    Executive Vice President and Chief Financial Officer of
                              Registrant

David L. Strohm         43    Executive Vice President and Treasurer of Registrant

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

       Mr. Keller has been Chairman of the Board of BANK IV Oklahoma since December 31, 1992, and President of BANK IV Oklahoma since July, 1994. He was Chairman of the Board and Chief Executive Officer of The Fourth National Bank of Tulsa prior to its acquisition by the Company in December, 1992.

       Mr. Ritchey has been the Senior Trust Officer of the Company and its subsidiary banks and responsible for their trust operations for more than five years. He was elected Executive Vice President of Registrant in February, 1990, and was elected to his present position in January, 1993.

       Mr. Gartner was Senior Vice President and Senior Credit Officer of First Bank South Dakota, N.A. (from July 1987) and Senior Credit Officer of First Bank North Dakota, N.A. and First Bank East Grand Forks, N.A. (from 1990) until he became employed by Registrant in February, 1992.

       Mr. Guettler was elected Senior Vice President of Registrant in December, 1988, and Executive Vice President in January, 1995.

       Mr. Pledger supervises the Registrant's operations and technology functions. Mr. Pledger was Senior Vice President of NCNB Corporation (and predecessor companies) with responsibilities in various operating divisions (cash management, item processing, deposit operations, electronic payments, corporate trust, commercial loan and depository services) from 1981 until he was employed by Registrant in his present capacity in June, 1991.

       Mr. Rainey was Senior Vice President, General Counsel, and Secretary of Valley National Corporation (Arizona bank holding company) from 1987 to 1991 and Vice President and General Counsel of Cabot Corporation, Boston, Massachusetts (specialty chemicals and energy) from 1991 to 1993. He has been employed by Registrant in his present position since February, 1994.

       Mr. Shonka, Registrant's Chief Financial Officer, was elected Senior Vice President of Registrant in January, 1988, and Executive Vice President in December, 1994.

       Mr. Strohm was elected Executive Vice President of Registrant in September, 1990 and Treasurer in 1986. Mr. Strohm has been responsible for supervising Registrant's funds management, treasury, and asset and liability management functions since 1983, and mortgage, commercial finance and leasing, and finance and accounting since 1993.

Directors of the Registrant

       Listed below are the names and principal occupations of Registrant's directors.

            Name                                          Principal Occupation
           -----                                        -----------------------
Lionel D. Alford               President, Alford, Inc. (investments and consulting)

Thomas R. Clevenger            Investments

Jordan L. Haines               Chairman of the Board of Registrant until his retirement in
                               1991

Joseph M. Klein                President, CCI Corporation (truck parts distributor)

Lawrence M. Jones              Chairman and Chief Executive Officer, The Coleman
                               Company, Inc. (manufacturer of outdoor recreational
                               products) until his retirement in December, 1993

Darrell G. Knudson             Chairman of the Board of Registrant

Fred L. Merrill, Sr.           Chief Executive Officer, Cereal Food Processors, Inc. (flour mills)

Russell W. Meyer, Jr.          Chairman and Chief Executive Officer, The Cessna Aircraft
                               Company (general aviation aircraft manufacturer)

Laird G. Noller                President, Noller Enterprises (automobile dealerships)

Patrick E. O'Shaughnessy       Chairman and Chief Executive Officer, Lario Oil & Gas
                               Company (oil exploration)

Robert F. Vickers              Trustee and Administrator, The Vickers Trusts

Ken Wagnon                     Owner, franchise restaurants and other investments, and
                               President, Capital Enterprises, Inc. (accounting and
                               management services)

Item 2.  Properties.

                                 Kansas

       The only significant real property owned by Registrant is a building located in Wichita, Kansas, acquired in January, 1994 to be remodeled for use as a data processing and operations facility. BANK IV Kansas owns substantially all of its banking facilities, but the land on which some of such facilities are located is leased and 13 branch facilities, including five branches located in supermarkets, are leased entirely. Registrant believes that all of such properties are well maintained and suitable for their intended purposes. Described below are the principal buildings operated by BANK IV Kansas.

Wichita

       Registrant and BANK IV Kansas occupy a four-building complex located in downtown Wichita, Kansas. The Fourth Financial Center is a ten-level office building located at 100 North Broadway. The building is located on an 88,450-square-foot tract of land and contains approximately 396,000 square feet of gross area, which includes a 25,000-square-foot enclosed courtyard. The building contains approximately 312,000 rentable square feet, of which BANK IV Kansas and Registrant utilize approximately 170,000 square feet with the balance being leased to tenants. The Operations Center is a five-level office building located adjacent to Fourth Financial Center and connected by an enclosed pedestrian walkway. The 63,000-square-foot building is located on a 13,020-square-foot tract of land and houses operating functions of Registrant and its subsidiaries. A 450-car, six-level parking garage and walk-in bank facility is located just west of Fourth Financial Center and is connected to it by an enclosed pedestrian walkway.

       Another building, Exchange Place, is located one block west of the Fourth Financial Center. Exchange Place is located on five tracts of land, two of which are owned by BANK IV Kansas and three of which are leased. The leases on the three leased tracts expire on August 31, 2003, and on December 31, 2009. The building, constructed prior to 1903 with various additions to the basic structure being completed through 1957, is an eight-level structure plus a full basement, a mezzanine floor, and an eighth floor mechanical area. The building contains approximately 147,000 square feet of rentable space of which BANK IV Kansas and Registrant are currently occupying approximately 123,500 square feet and the remaining 23,500 square feet are leased.

Topeka

       BANK IV Kansas owns the BANK IV Tower, a 16-story office building in downtown Topeka, Kansas containing 230,000 rentable square feet. At February 1, 1995, BANK IV Kansas occupied approximately 83,000 square feet of the building and approximately 121,500 of the remaining 147,000 square feet was leased. A 260-car, ten-level parking garage is attached to the building.

       Townsite Plaza Development, Inc., a subsidiary of BANK IV Kansas, owns and operates three buildings located immediately east of the BANK IV Tower above a municipal subsurface garage. The three buildings, constructed between 1976 and 1981, contain an aggregate of approximately 138,000 square feet of rentable space, of which a total of approximately 116,000 square feet was leased as of February 1, 1995.

                                 Oklahoma

       BANK IV Oklahoma does not own any major building facilities. Under a lease which expires in 2004, it leases 61,000 square feet in the BANK IV Center Building in downtown Tulsa which is used as the BANK IV Oklahoma headquarters. Under a lease which expires in 2004, it also leases 33,000 square feet in the BANK IV Tower in Oklahoma City as headquarters for its Oklahoma City activities. BANK IV Oklahoma owns 41 of its 60 banking facilities and leases the rest. BANK IV Oklahoma believes its facilities are substantially all well-maintained and generally suitable for their intended purposes.

                                 Missouri

       BANK IV Missouri owns all three of its banking facilities in Independence, Missouri, which contain an aggregate of 20,000 square feet, all of which is occupied by the bank.

Item 3.  Legal Proceedings.

       The Registrant and its subsidiaries are defendants in various legal proceedings that arise in the ordinary course of business.
Claims in various amounts of up to approximately $20,000,000 have been asserted in some of these proceedings. However, after consultation with legal counsel, management believes that potential liabilities, if any, arising from these claims would not have a material adverse effect on the Registrant's business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No information is required in response to this Item as no matters were submitted to a vote of Registrant's security holders during the fourth quarter of the fiscal year covered by this report.


                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

 (a) Market Information. The Common Stock of Registrant is traded in the national over-the-counter market. The NASDAQ symbol for the Common Stock is FRTH.
       Information concerning the high and low bid prices for the Registrant's Common Stock for each full quarterly period within the two most recent fiscal years is contained in the attached Appendix under the caption "Quarterly Financial Data" and is hereby incorporated by reference.

 (b) Holders. There were approximately 6,056 holders of record of Registrant's Common Stock at March 1, 1995.

 (c) Dividends. The information concerning the payment of dividends by Registrant during the past two fiscal years contained in the attached Appendix under the caption "Quarterly Financial Data" is hereby incorporated herein by reference. The information concerning restrictions on the ability of Registrant's subsidiaries to transfer funds to Registrant contained in Item 1 under the caption "Regulation and Supervision," in Note 19 -- Restrictions on Intercompany Funds Transfers of the Notes to Consolidated Financial Statements contained in the attached Appendix, and under the caption "Parent Company Funding Sources and Dividends" in the attached Appendix is hereby incorporated by reference.

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


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.

       The information required by Item 401 of Regulation S-K will be contained in the 1995 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 1995 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

       Information concerning the executive officers of Registrant is contained in Item 1 of this report under the caption "Executive
Officers of the Registrant."

Item 11.  Executive Compensation.

       The information required by Item 402 of Regulation S-K will be contained in the 1995 Proxy Statement under the captions "Compensation of Directors and Executive Officers," "Compensation Committee
Interlocks and Insider Participation," "Report of Compensation
Committee on Executive Compensation," and "Company Performance" and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

       The information required by Item 403 of Regulation S-K will be contained in the 1995 Proxy Statement under the caption "Stock
Ownership" and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

       The information required by Item 404 of Regulation S-K will appear under the caption "Transactions with Management" in the 1995 Proxy Statement and is hereby incorporated by reference.


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

              (3)    The following exhibits:

      Exhibit
        No.                                          Description
       ----                                          -----------
       3.01   -   Restated Articles of Incorporation and amendments (Exhibit 3.01 to Form
                  10-Q for the quarter ended June 30, 1992, previously filed by
                  Registrant).*
       3.02   -   Certificate of Designation (Exhibit 3.02 to Form 10-K for year ended
                  December 31, 1991, previously filed by Registrant (the "1991 10-K")).*
       3.03   -   Form of Deposit Agreement (Exhibit 3.03 to 1991 10-K).*
       3.04   -   Form of Depositary Receipt (Exhibit 3.04 to 1991 10-K).*
       3.05   -   Bylaws.
      10.01   -   Amended and Restated Fourth Financial Corporation 1981 Incentive Stock
                  Option Plan (Exhibit 4(a) to Post-Effective Amendment No. 2 to
                  Form S-8, Regis. No. 2-80907, previously filed by Registrant).*
      10.02   -   Amended and Restated Fourth Financial Corporation 1986 Incentive Stock
                  Option Plan (Exhibit 10.02 to Form 10-K for the year ended December 31,
                  1990, previously filed by Registrant).*
      10.03   -   Revolving Credit and Term Loan Agreement, dated as of July 1, 1987, between Chemical Bank and Registrant (Exhibit 10.04 to Form 10-K for
                  the year ended December 31, 1987, previously filed by Registrant).*
      10.04   -   First Amendment dated as of July 1, 1989, to Revolving Credit and Term
                  Loan Agreement (Exhibit 10.04 to Form 10-K for the year ended
                  December 31, 1989, previously filed by Registrant).*
      10.05   -   Second Amendment dated as of November 15, 1989, to Revolving Credit and
                  Term Loan Agreement (Exhibit 10.05 to Form 10-K for the year ended
                  December 31, 1989, previously filed by Registrant).*
      10.06   -   Third Amendment, dated as of March 29, 1991, to Revolving Credit and
                  Term Loan Agreement (Exhibit 10.06 to 1991 10-K).*
      10.07   -   Fourth Financial Corporation 1993 Employee Stock Purchase Plan (Exhibit
                  10.07 to Form 10-K for year ended December 31, 1993, previously filed by Registrant (the "1993 10-K")).*
      10.08   -   Fourth Financial Corporation 1993 Incentive Stock Option Plan (Exhibit
                  10.08 to 1993 10-K).*
      10.09   -   Fourth Financial Corporation Amended and Restated Non-Employee
                  Directors Deferred Fee Plan (Exhibit 10.09 to 1993 10-K).*
      10.10   -   Fourth Financial Corporation Non-Employee Directors Stock Option Plan
                  (Exhibit 10.10 to 1993 10-K).*
      10.11   -   Credit Agreement dated as of July 1, 1994, between Registrant and
                  Continental Bank N.A. (Exhibit 10.01 to Form 10-Q for the quarter ended
                  June 30, 1994).*
      10.12   -   Credit Agreement dated as of January 3, 1995, between Registrant and
                  Bank of America Illinois.
      10.13   -   Credit Agreement dated as of January 3, 1995, between Registrant and
                  NationsBank of Texas, N.A.
      10.14   -   Form of Severance Agreement.
      10.15   -   Fourth Financial Corporation Amended and Restated Executive Employees'
                  Deferred Compensation Plan (Exhibit 4(a) to Form S-8, Regis. No. 33-
                  55364, previously filed by Registrant).*
      21      -   Subsidiaries of Registrant.
      23.01   -   Consent of Ernst & Young LLP.
      23.02   -   Consent of Arthur Andersen LLP.
      23.03   -   Consent of Sartain Fischbein & Co.
      23.04   -   Consent of GRA, Thompson, White & Co., P.A.
      27      -   Article 9 of Regulation S-X Financial Data Schedule for the December
                  31, 1994 Form 10-K.

       [Exhibits 10.01, 10.02, 10.07, 10.08, 10.09, 10.10, 10.14, and 10.15 are
compensation plans required to be filed as exhibits pursuant to Item 14(c).]

___________

*  Document has been previously filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

       (b)  Reports on Form 8-K

       None.


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

Date: March 13, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         Signature                            Title                                Date
         ----------                          ------                                ----
 /s/ Darrell G. Knudson              Chairman of the Board                    March 13, 1995
     ------------------
       Darrell G. Knudson            (Principal Executive Officer)

 /s/ Michael J. Shonka               Executive Vice President                 March 13, 1995
     -----------------
       Michael J. Shonka             (Principal Financial Officer)

 /s/ Barbara M. Noyes                Vice President and Controller            March 13, 1995
     ----------------
        Barbara M. Noyes             (Principal Accounting Officer)

 /s/ Lionel D. Alford                Director                                 March 13, 1995
     ----------------
        Lionel D. Alford

 /s/ Thomas R. Clevenger             Director                                 March 13, 1995
     -------------------
       Thomas R. Clevenger

 /s/ Jordan L. Haines                Director                                 March 13, 1995
     ----------------
        Jordan L. Haines

 /s/ Lawrence M. Jones               Director                                 March 13, 1995
     -----------------
        Lawrence M. Jones

 /s/ Joseph M. Klein                 Director                                 March 13, 1995
     ---------------
         Joseph M. Klein

 /s/ Darrell G. Knudson              Director                                 March 13, 1995
     ------------------
       Darrell G. Knudson

 /s/ Russell W. Meyer, Jr.           Director                                 March 13, 1995
     --------------------
      Russell W. Meyer, Jr.

 /s/ Fred L. Merrill, Sr.            Director                                 March 13, 1995
     -------------------
      Fred L. Merrill, Sr.

 /s/ Laird G. Noller                 Director                                 March 13, 1995
     ---------------
         Laird G. Noller

 /s/ Patrick E. O'Shaughnessy        Director                                 March 13, 1995
     ------------------------
    Patrick E. O'Shaughnessy

 /s/ Robert F. Vickers               Director                                 March 13, 1995
     -----------------
        Robert F. Vickers

 /s/ Ken Wagnon                      Director                                 March 13, 1995
     -----------
           Ken Wagnon
















                         FOURTH FINANCIAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                    Pages
                                                                    -----

Management's Statement of Responsibility for
  Financial Reporting . . . . . . . . . . . . . . . . . . . . .      A-

Consolidated Statements of Condition. . . . . . . . . . . . . .      A-

Consolidated Statements of Income . . . . . . . . . . . . . . .      A-

Consolidated Statements of Changes in Stockholders' Equity. . .      A-

Consolidated Statements of Cash Flows . . . . . . . . . . . . .      A-

Notes to Consolidated Financial Statements  . . . . . . . . . .  A-  - A-

Report of Independent Auditors. . . . . . . . . . . . . . . . .      A-

Reports of Other Auditors . . . . . . . . . . . . . . . . . . .  A-   - A-

Selected Consolidated Financial Data  . . . . . . . . . . . . .      A-

Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . . .  A-   - A-







                     FOURTH FINANCIAL CORPORATION
            MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR
                            FINANCIAL REPORTING


FINANCIAL STATEMENTS

      Management of Fourth Financial Corporation is responsible for the preparation, integrity and fair presentation of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgements and estimates of management. The financial information appearing elsewhere in this annual report on Form 10-K is consistent with the information in the consolidated financial statements unless otherwise stated.


INTERNAL CONTROLS OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining an effective internal control system over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

      There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

      Management assessed the Company's internal control system over financial reporting as of December 31, 1994. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, in all material respects, Fourth Financial Corporation maintained an effective internal control system over financial reporting as of December 31, 1994.

      The Audit and Examination Committee of the Board of Directors is comprised entirely of outside directors. The committee, among other responsibilities, meets periodically with management, the independent auditors, and the general auditor to ensure that they are carrying out their respective responsibilities related to internal control systems, auditing procedures and financial reporting matters. The independent auditors and the general auditor have access to the committee, without the presence of management, to discuss the adequacy of the internal control system over financial reporting and any other auditing or financial reporting matters which they believe should be brought to the attention of the committee.




                        FOURTH FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION


                                                                                             December 31,
                                                                                      -------------------------
                                                                                          1994          1993
                                                                                      -----------   -----------
                                                                                        (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  435,879     $  320,660
  Interest-bearing deposits in other financial institutions . . . . . . . . . . . .          499          3,025
  Federal funds sold and securities purchased under agreements to resell  . . . . .        4,670          6,063
  Securities:
    Held-to-maturity (market value-$1,834,900 and $1,807,580, respectively) . . . .    1,944,614      1,805,819
    Available-for-sale (at market value). . . . . . . . . . . . . . . . . . . . . .      939,080      1,117,776
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,436         39,107
    Trading . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          719            474
  Loans and leases:
    Total loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,005,667      3,351,912
    Allowance for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . .      (71,874)       (67,617)
                                                                                      ----------     ----------

      Net loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,933,793      3,284,295
  Bank premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .      156,318        145,719
  Income receivable and other assets  . . . . . . . . . . . . . . . . . . . . . . .      164,726         96,165
  Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       95,606         66,960
                                                                                      ----------     ----------

      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,729,340     $6,886,063
                                                                                      ==========     ==========

Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,032,913     $  977,944
    Interest-bearing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,614,235      4,458,619
                                                                                      ----------     ----------

      Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,647,148      5,436,563
  Federal funds purchased and securities sold under agreements to repurchase  . . .      933,706        491,627
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . . . . . . . . .      441,097        250,000
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,001         23,002
  Accrued interest, taxes, and other liabilities  . . . . . . . . . . . . . . . . .       57,636         56,603
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,685         20,283
                                                                                      ----------     ----------

      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,127,273      6,278,078
                                                                                      ----------     ----------

  Minority interest in subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .           --          1,135

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000        100,000
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  27,251,225 and 27,165,962 shares . . . . . . . . . . . . . . . . . .      136,256        135,830
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      107,201        106,102
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      292,962        244,810
    Treasury stock at cost (355,466 and 111,518 shares) . . . . . . . . . . . . . .      (10,018)        (3,245)
    Stock option loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,894)        (1,795)
                                                                                      ----------     ----------

      Stockholders' equity before net unrealized gains (losses) on
       available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . . .      624,507        581,702
    Net unrealized gains (losses) on available-for-sale securities. . . . . . . . .      (22,440)        25,148
                                                                                      ----------     ----------

      Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .      602,067        606,850
                                                                                      ----------     ----------

      Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . .   $7,729,340     $6,886,063
                                                                                      ==========     ==========

    The accompanying notes are an integral part of the financial statements.




                          FOURTH FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year Ended December 31,
                                                                             -----------------------------------
                                                                               1994         1993         1992
                                                                             ---------    ---------    ---------
                                                                                    (Dollars in thousands,
                                                                                   except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . . . . . . . . . . . . . . . . .    $304,609     $262,865     $269,259
  Interest on short-term investments . . . . . . . . . . . . . . . . . . .         921        2,098        4,730
  Interest and dividends on investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     161,370      159,476      143,350
    Tax-preferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,469       19,338       21,329
  Interest and dividends on trading securities . . . . . . . . . . . . . .         105          136          220
                                                                              --------     --------     --------
      Total interest income. . . . . . . . . . . . . . . . . . . . . . . .     483,474      443,913      438,888
                                                                              --------     --------     --------

Interest Expense:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . . .     157,524      158,079      183,460
  Interest on borrowings . . . . . . . . . . . . . . . . . . . . . . . . .      48,032       19,150       10,396
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . .         998        2,273        3,675
                                                                              --------     --------     --------
      Total interest expense . . . . . . . . . . . . . . . . . . . . . . .     206,554      179,502      197,531
                                                                              --------     --------     --------

Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     276,920      264,411      241,357
  Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . .         275        6,965       21,358
                                                                              --------     --------     --------

Net Interest Income After Provision For Credit Losses. . . . . . . . . . .     276,645      257,446      219,999
                                                                              --------     --------     --------

Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,041       18,577       17,828
  Service charges on deposit accounts. . . . . . . . . . . . . . . . . . .      38,306       33,575       27,628
  Bank card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,173       10,385        9,740
  Investment securities gains. . . . . . . . . . . . . . . . . . . . . . .       3,632        1,486        2,904
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,683       22,259       22,694
                                                                              --------     --------     --------
      Total noninterest income . . . . . . . . . . . . . . . . . . . . . .      97,835       86,282       80,794
                                                                              --------     --------     --------

Noninterest Expense:
  Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . .     126,279      117,291      103,008
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . .      22,529       23,534       19,611
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,729       16,699       15,444
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,598       13,117       12,124
  Bank card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,273        3,295        1,224
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . . .      10,154       12,549        5,821
  Merger and integration costs . . . . . . . . . . . . . . . . . . . . . .       2,847        7,634        4,798
  Net costs of operation of other real estate and nonperforming assets . .      (1,064)       3,339        2,497
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,090       56,884       54,022
                                                                              --------     --------     --------
      Total noninterest expense. . . . . . . . . . . . . . . . . . . . . .     250,435      254,342      218,549
                                                                              --------     --------     --------

Income Before Income Taxes, Extraordinary Item and Cumulative
  Effect of a Change in Accounting Principle . . . . . . . . . . . . . . .     124,045       89,386       82,244
  Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      40,923       22,676       19,548
                                                                              --------     --------     --------
Income Before Extraordinary Item and Cumulative Effect of a Change
  in Accounting Principle. . . . . . . . . . . . . . . . . . . . . . . . .      83,122       66,710       62,696
  Extraordinary item -- tax benefit from utilization of net operating
   loss carryforward . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          130
  Cumulative effect of a change in accounting for income taxes . . . . . .          --       10,582        2,373
                                                                              --------     --------     --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 83,122     $ 77,292     $ 65,199
                                                                              ========     ========     ========

Net Income Applicable to Common and Common-Equivalent Shares . . . . . . .    $ 76,122     $ 70,292     $ 59,248
                                                                              ========     ========     ========
Primary Earnings Per Common Share:
  Income applicable to common and common-equivalent shares before extraordinary item and cumulative effect of a change in
    accounting principle . . . . . . . . . . . . . . . . . . . . . . . . .       $2.83        $2.27        $2.18
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          .02
  Cumulative effect of a change in accounting for income taxes . . . . . .          --          .40          .09
                                                                                 -----        -----        -----
  Net income applicable to common and common-equivalent shares . . . . . .       $2.83        $2.67        $2.29
                                                                                 =====        =====        =====

Fully Diluted Earnings Per Common Share:
  Income before extraordinary item and cumulative effect
    of a change in accounting principle. . . . . . . . . . . . . . . . . .       $2.74        $2.20        $2.12
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --          .01
  Cumulative effect of a change in accounting for income taxes . . . . . .          --          .35          .08
                                                                                 -----        -----        -----
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2.74        $2.55        $2.21
                                                                                 =====        =====        =====

Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .       $1.04        $ .98        $ .88
                                                                                 =====        =====        =====

    The accompanying notes are an integral part of the financial statements.





                         FOURTH FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Preferred Stock  Common Stock                     Treasury Stock Stock  Net Unrealized
                        --------------- ---------------                   --------------
                                                         Capital Retained                Option Gains (Losses)
                        Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount  Loans  on Securities  Total
                        ------ -------- ------ -------- -------- -------- ------ ------- ------ ------------- -------
                                                           (In thousands)
Balance, December 31,
 1991
  As previously
   reported . . . . . .    882 $  3,087 24,903 $124,515 $101,603 $156,332   --  $    --  $(1,226)  $    --  $384,311
  Adjustment for
   pooling of interests     --       --    591    2,954      197    3,373   --       --       --        --     6,524
                        ------ -------- ------ -------- -------- -------- ----  -------  -------   -------  --------
    Adjusted balance. .    882    3,087 25,494  127,469  101,800  159,705   --       --   (1,226)       --   390,835
  Net income. . . . . .     --       --     --       --       --   65,199   --       --       --        --    65,199
  Issuance of
   preferred stock. . .    250  100,000     --       --   (3,080)      --   --       --       --        --    96,920
  Issuance of common
   stock under stock
   option plans . . . .     --       --    163      813    1,657       --   --       --       --        --     2,470
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (5,951)  --       --       --        --    (5,951)
    Common stock. . . .     --       --     --       --       --  (16,768)  --       --       --        --   (16,768)
    Pooled companies. .     --       --     --       --       --   (2,305)  --       --       --        --    (2,305)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --      (18)       --       (18)
  Capital transactions
   of pooled companies.     90      554    152      763    1,537       --   --       --      175        --     3,029
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------
Balance, December 31,
 1992 . . . . . . . . .  1,222  103,641 25,809  129,045  101,914  199,880   --       --   (1,069)       --   533,411
  Net income. . . . . .     --       --     --       --       --   77,292   --       --       --        --    77,292
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       -- (112)  (3,245)      --        --    (3,245)
  Issuance of common
   stock:
    Stock option plans.     --       --    199      993    2,414       --   --       --       --        --     3,407
    Acquisition . . . .     --       --    109      544    2,555       --   --       --       --        --     3,099
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (7,000)  --       --       --        --    (7,000)
    Common stock  . . .     --       --     --       --       --  (22,705)  --       --       --        --   (22,705)
    Pooled companies. .     --       --     --       --       --   (2,657)  --       --       --        --    (2,657)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --     (726)       --      (726)
  Capital transactions
   of pooled companies.   (972)  (3,641) 1,049    5,248     (781)      --   --       --       --        --       826
  Adjustment for
   unrealized gains on
   available-for-sale
   securities . . . . .     --       --     --       --       --       --   --       --       --    25,148    25,148
                        ------ -------- ------ -------- -------- -------- ----  -------  -------  --------  --------
Balance, December 31,
 1993 . . . . . . . . .    250  100,000 27,166  135,830  106,102  244,810 (112)  (3,245)  (1,795)   25,148   606,850
  Net income. . . . . .     --       --     --       --       --   83,122   --       --       --        --    83,122
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       -- (355) (10,018)      --        --   (10,018)
  Issuance of common
   stock:
    Stock option plans.     --       --     81      407      968       --   40    1,169       --        --     2,544
    Directors deferred
     compensation plan.     --       --      4       19       90       --    2       35       --        --       144
    Acquisition . . . .     --       --     --       --       41       --   70    2,041       --        --     2,082
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (7,000)  --       --       --        --    (7,000)
    Common stock  . . .     --       --     --       --       --  (27,662)  --       --       --        --   (27,662)
    Pooled company. . .     --       --     --       --       --     (308)  --       --       --        --      (308)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --      (99)       --       (99)
  Capital transactions
   of pooled company. .     --       --     --       --       --       --   --       --       --      (198)     (198)
  Net change in
   unrealized gains
   (losses) on
   available-for-sale
   securities . . . . .     --       --     --       --       --       --   --       --       --   (47,390)  (47,390)
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, December 31,
 1994 . . . . . . . . .    250 $100,000 27,251 $136,256 $107,201 $292,962 (355)$(10,018) $(1,894) $(22,440) $602,067
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========


The accompanying notes are an integral part of the financial statements.




                              FOURTH FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                            -----------------------------------
                                                                                1994        1993        1992
                                                                            ----------- ----------- -----------
                                                                                      (In thousands)
Increase (Decrease) in Cash and Due from Banks
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   83,122  $   77,292  $   65,199
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          84         355         426
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . .         275       6,965      21,358
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      27,552      29,075      20,065
    Accretion of discounts on investment securities,
     net of amortization of premiums . . . . . . . . . . . . . . . . . . .      12,577      15,901       9,447
    Write-down of other real estate owned. . . . . . . . . . . . . . . . .         409       4,392       2,875
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .       6,473      (5,625)       (958)
    Investment securities gains. . . . . . . . . . . . . . . . . . . . . .      (3,632)     (1,486)     (2,904)
    Write-down of goodwill, core deposit intangibles, and premises and equipment associated with pooling transactions, and other
     asset write-downs . . . . . . . . . . . . . . . . . . . . . . . . . .       1,148       2,228          --
    Gains on sales of premises and equipment, other real estate
     owned, and other assets . . . . . . . . . . . . . . . . . . . . . . .      (2,861)     (2,587)     (3,399)
    Gain on sale of credit card loans. . . . . . . . . . . . . . . . . . .          --          --        (169)
    Provision for losses on other real estate owned. . . . . . . . . . . .          --          --         328
    Change in assets and liabilities,
     net of effects from purchase of acquired entities and branch sales:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . .          28       3,062       4,125
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . .     109,926    (109,631)      2,087
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      67,775     317,242     (30,371)
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,408)    (10,996)     14,704
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .      (6,738)      3,737       4,092
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .         306      (3,014)     (7,933)
                                                                            ----------  ----------  ----------
        Net cash provided by operating activities  . . . . . . . . . . . .     291,036     326,910      98,972
                                                                            ----------  ----------  ----------

Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired  . . . . . . . . . . . . . . . .     (87,818)     (2,468)     (7,662)
  Branch sales, including cash and cash equivalents sold . . . . . . . . .     (36,271)         --          --
  Proceeds from settlement of sales of available-for-sale
   investment securities . . . . . . . . . . . . . . . . . . . . . . . . .     603,458          --          --
  Proceeds from maturities and prepayments of
   available-for-sale investment securities. . . . . . . . . . . . . . . .     212,311          --          --
  Purchases of available-for-sale investment securities. . . . . . . . . .    (546,451)         --          --
  Proceeds from settlement of sales of held-to-maturity
   investment securities . . . . . . . . . . . . . . . . . . . . . . . . .          --      14,443      81,680
  Proceeds from maturities and prepayments
   of held-to-maturity investment securities . . . . . . . . . . . . . . .     529,559   1,058,235     954,181
  Purchases of held-to-maturity investment securities. . . . . . . . . . .    (593,395) (1,503,082) (1,348,678)
  Proceeds from sales of premises and equipment,
   other real estate owned, and other assets . . . . . . . . . . . . . . .      14,335      16,495      29,227
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . .     (19,157)    (35,039)    (19,115)
  Purchase of mortgage servicing rights. . . . . . . . . . . . . . . . . .        (355)         --      (1,247)
  Purchase of consumer loans . . . . . . . . . . . . . . . . . . . . . . .          --          --     (60,751)
  Proceeds from sale of credit card loans. . . . . . . . . . . . . . . . .          --          --       4,038
  Change in assets and liabilities, net of effects
   from purchase of acquired entities and branch sales:
    Interest-bearing deposits in other financial institutions. . . . . . .       2,538       4,321       5,579
    Federal funds sold and securities purchased under
     agreements to resell. . . . . . . . . . . . . . . . . . . . . . . . .      18,308     200,715       9,025
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . .    (465,129)   (213,109)    132,075
                                                                            ----------  ----------  ----------
        Net cash used in investing activities. . . . . . . . . . . . . . .    (368,067)   (459,489)   (221,648)
                                                                            ----------  ----------  ----------

Cash Flows From Financing Activities:
  Transfer associated with the assumption of deposits and
   other liabilities, net of premium paid. . . . . . . . . . . . . . . . .  $       --  $   91,832  $   75,411
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . .     (15,598)    (15,125)    (17,560)
  Purchase of minority stockholder interest. . . . . . . . . . . . . . . .         (36)         --          --
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . .     (10,018)     (3,245)         --
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . .     (27,662)    (22,705)    (16,768)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . .      (7,000)     (7,000)     (5,368)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . .       2,544       3,407       2,470
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . .         (99)       (726)        (18)
  Proceeds from issuance of preferred stock, net of offering costs . . . .          --          --      96,920
  Capital transactions of pooled companies . . . . . . . . . . . . . . . .        (364)     (2,405)     (2,398)
  Change in liabilities, net of effects from purchase of
   acquired entities and branch sales:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (297,239)   (414,665)   (155,176)
    Federal funds purchased and securities sold under
     agreements to repurchase. . . . . . . . . . . . . . . . . . . . . . .     395,095     166,033     171,364
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . .     132,800     250,000          --
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,827      (5,457)    (18,471)
                                                                            ----------  ----------  ----------
        Net cash provided by financing activities. . . . . . . . . . . . .     192,250      39,944     130,406
                                                                            ----------  ----------  ----------

Increase (decrease) in cash and due from banks . . . . . . . . . . . . . .     115,219     (92,635)      7,730
Cash and due from banks at beginning of period . . . . . . . . . . . . . .     320,660     413,295     399,871
Adjustment for pooling of interests. . . . . . . . . . . . . . . . . . . .          --          --       5,694
                                                                            ----------  ----------  ----------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . .  $  435,879  $  320,660  $  413,295
                                                                            ==========  ==========  ==========

Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  206,248  $  182,162  $  204,081
                                                                            ==========  ==========  ==========

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   35,392  $   32,317  $   21,404
                                                                            ==========  ==========  ==========

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

      The consolidated financial statements for prior years have been restated to reflect the poolings of interests detailed in Footnote 2 - Acquisitions. Certain reclassifications of previously reported amounts have been made to conform with current year presentation format.

Securities

      The Company adopted Financial Accounting Standard ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. Management reviewed the December 31, 1993 debt securities portfolio and classified the debt securities as either held-to-maturity or available-for-sale. Debt securities acquired subsequent to December 31, 1993 were similarly classified.

      Debt securities are classified as "Held-to-maturity" when management has the positive intent and the Company has the ability to hold the debt securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, both computed on the constant yield method. The prepayment history of each mortgage-backed security pool is used to recalculate the yield for amortizing and accreting the premium and discount on these securities. Amortization, accretion, and interest on held-to-maturity securities are included in "Interest and dividends on investment securities."

      Marketable equity securities and debt securities that are deemed to be available-for-sale for the implementation of asset and liability management strategies, possible liquidity needs, and other purposes are classified as "Available-for-sale." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization, accretion, and interest and dividends on securities classified as available-for-sale are included in "Interest and dividends on investment securities." Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in "Investment securities gains." The cost of securities sold is based on the specific identification method.

      Securities held for sale to customers and in anticipation of short-term market movements are classified as "Trading securities." Securities held for trading are stated at market value. Gains and losses, both realized and unrealized, are reflected in "Other noninterest income." The specific identification method is used to determine the cost of securities sold.

      "Other securities" include equity securities for which there is no readily determinable fair value, and are carried at cost. Dividends on these equity securities are included in "Interest and dividends on investment securities."

Loans and Leases

      Loans are reported at the principal amount outstanding, net of unearned discount. Interest income on loans is accrued based on the unpaid principal and the applicable rate. The net investment in direct financing leases consists of the sum of all minimum lease payments and estimated residual values, less unearned income. Unearned income on discounted loans and leases is accreted and included in "Interest and fees on loans and leases" on a basis approximating a level yield on the net investment in the loans or leases.

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

Allowance for Credit Losses

      The allowance for credit losses is the amount deemed by management to be reasonably necessary to provide for possible losses on loans or leases that may become uncollectible. Additions to the allowance are charged to expense as the provision for credit losses. Loan and lease losses and recoveries are charged or credited directly to the allowance. It is the Company's policy to charge off any loan or portion of that loan when it is deemed to be uncollectible in the ordinary course of business.

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

Income Taxes

      Effective January 1, 1993, the Company adopted FAS No. 109, "Accounting for Income Taxes." There are two components of the income tax provision, current and deferred. The current income tax provisions approximate taxes to be paid or refunded for the applicable period. Deferred tax expense or benefit is recognized for the change in deferred tax liabilities or assets between periods.

      Deferred tax liabilities or assets are recognized on the temporary differences between the bases of assets and liabilities as measured by the tax laws and their bases as reported in the financial statements. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

      Prior to January 1, 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion (APB) No. 11, "Accounting For Income Taxes." Under APB 11, the income tax effects of transactions were recognized in the years in which they entered into the determination of reported income, regardless of when they were recognized for tax return purposes. When income and expenses were recognized in different periods for tax purposes, applicable deferred taxes were provided in the financial statements.

Interest, Currency, and Financial Futures Contracts

      In the normal course of business in meeting the investment and financing needs of its customers and managing its own exposure to fluctuations in interest rates, the Company is a party to various interest rate, foreign currency, and financial futures contracts.

      From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify.

      The Company enters into forward foreign currency contracts to assist customers with their foreign currency needs related to foreign manufacturing operations, exporting, or importing. These customer-driven contracts are generally hedged with offsetting contracts. The market value gains and losses relating to currency exchange contracts are recorded at settlement in "Other noninterest income." Gains and losses associated with futures contracts, entered into as trading positions, are marked to market and recognized currently in "Other noninterest income."

2 - Acquisitions

Purchase Transactions

      During 1994 and 1993, a total of five business combinations accounted for as purchases were completed. The following table presents information regarding these purchase transactions.


Acquisition               Company Acquired                 Company           Assets
   Date                       Location                   Abbreviation       Acquired        Cash Paid
- -----------   ---------------------------------------   ---------------   ------------    -------------
                                                                                (In thousands)
1994
- ----
   May 26     Equity Bank for Savings, F.A.
               Oklahoma City, OK . . . . . . . . . .       "Equity"        $  491,506       $ 90,720

   May 31     Emprise Bank, National Association
               Hutchinson, KS. . . . . . . . . . . .       "Emprise"          258,731         31,206
                                                                           ----------       --------
                                                                              750,237        121,926
                                                                           ----------       --------
1993
- ----

   May 14     Guaranty Bancorporation
               Tulsa, OK . . . . . . . . . . . . . .       "GB"                82,606          4,386

   May 28     Bancshares of Woodward, Inc.
               Woodward and Waukomis, OK . . . . . .       "BOW"              130,192         17,859

   May 28     F&M Bank Services, Inc.
               Derby, KS . . . . . . . . . . . . . .       "FBS"               61,565          8,068
                                                                           ----------       --------
                                                                              274,363         30,313
                                                                           ----------       --------
                                                                           $1,024,600       $152,239
                                                                           ==========       ========

      Supplementary information regarding the cash paid in these purchase transactions is presented in the following table.

                                                                                      1994          1993
                                                                                    --------      --------
                                                                                        (In thousands)
Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . .     $750,237      $274,363
Fair value of liabilities assumed . . . . . . . . . . . . . . . . . . . . . . .     (660,742)     (253,378)
Cost in excess of net assets acquired . . . . . . . . . . . . . . . . . . . . .       32,431         9,328
                                                                                    --------      --------

  Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      121,926        30,313
  Cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,108        27,845
                                                                                    --------      --------

  Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 87,818      $  2,468
                                                                                    ========      ========

      For each of these transactions, the consolidated statements of income include only the income and expenses of the acquired company since acquisition. The purchase price has been allocated to the net identifiable assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operations for 1994 and 1993, had the purchase transactions occurred at the beginning of these years, was not material.

      On November 10, 1994 the Company completed the sale of three Equity branches which were identified at the time of acquisition as potential sale targets. In these transactions the Company transferred deposit liabilities and sold loans secured by these deposit liabilities and bank premises. The sales price of these branches was utilized in determining the fair value of assets and liabilities acquired in the Equity business combination. The following table presents information regarding these sales.

                                                             1994
                                                         ------------
                                                        (In thousands)

Fair value of assets sold . . . . . . . . . . . . .       $   (485)
Fair value of liabilities transferred . . . . . . .         38,048
Reduction of cost in excess of net assets acquired.         (1,292)
                                                          --------

Net cash paid . . . . . . . . . . . . . . . . . . .       $ 36,271
                                                          ========

      A fourth Equity branch was sold on January 6, 1995. The following table presents information regarding this sale.

                                                             1995
                                                         ------------
                                                        (In thousands)

Fair value of assets sold . . . . . . . . . . . . . . .   $    (81)
Fair value of liabilities transferred . . . . . . . . .      6,629
Reduction of cost in excess of net assets acquired. . . .     (132)
                                                          --------

Net cash paid . . . . . . . . . . . . . . . . . . . . . . $  6,416
                                                          ========

Poolings of Interests

      On June 30, 1994, the Company issued 590,710 shares to acquire First Dodge City Bancshares, Inc. ("First Dodge") in a business combination accounted for as a pooling of interests. Total assets acquired amounted to $144,999,000. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Included in "Merger and integration costs" for 1994 is a charge of $1,124,000 to conform the amortization of intangible assets of First Dodge to the Company's accounting policies. Other adjustments to conform the accounting policies of First Dodge to the accounting policies of the Company were immaterial. Also on June 30, 1994, the Company issued 70,300 shares and paid $36,000 in cash to acquire the minority interests of two of First Dodge's subsidiaries. As prescribed by APB 16, the acquisitions of the minority interests were accounted for as purchases. The fair market value of shares issued and cash paid totaled $2,118,000, which exceeded the net assets acquired by $951,000.

      The effect of the 1994 pooling of interests on previously reported selected operating results is as follows:

                                                          Three Months Ended          Year Ended
                                                               March 31,              December 31,
                                                                                 ----------------------
                                                                  1994             1993          1992
                                                          ------------------     --------      --------
                                                          (Dollars in thousands, except per share data)
      Interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $104,424         $433,467      $427,119
        Pooled company . . . . . . . . . . . . . . . . . .         2,531           10,446        11,769
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $106,955         $443,913      $438,888
                                                                ========         ========      ========

      Net interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 62,797         $257,966      $234,722
        Pooled company . . . . . . . . . . . . . . . . . .         1,576            6,445         6,635
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 64,373         $264,411      $241,357
                                                                ========         ========      ========

      Net income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 20,201         $ 75,691      $ 63,306
        Pooled company . . . . . . . . . . . . . . . . . .        (1,672)           1,601         1,893
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 18,529         $ 77,292      $ 65,199
                                                                ========         ========      ========

      Net income applicable to common and
       common-equivalent shares:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 18,451         $ 68,691      $ 57,355
        Pooled company . . . . . . . . . . . . . . . . . .        (1,672)           1,601         1,893
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 16,779         $ 70,292      $ 59,248
                                                                ========         ========      ========

      Primary earnings per common share:
        Company. . . . . . . . . . . . . . . . . . . . . .      $    .70         $   2.67      $   2.27
        Pooled company . . . . . . . . . . . . . . . . . .          (.08)              --           .02
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $    .62         $   2.67      $   2.29
                                                                ========         ========      ========

      Fully diluted earnings per common share:
        Company. . . . . . . . . . . . . . . . . . . . . .      $    .68         $   2.54      $   2.19
        Pooled company . . . . . . . . . . . . . . . . . .          (.08)             .01           .02
                                                                --------         --------      --------
          Combined . . . . . . . . . . . . . . . . . . . .      $    .60         $   2.55      $   2.21
                                                                ========         ========      ========




      The following table presents the five 1993 business combinations accounted for as poolings of interests.

                                Company Acquired/                Company          Assets        Shares
       Date                         Location                   Abbreviation      Acquired       Issued
- ------------------    -------------------------------------    ------------    ------------    --------
                                                                              (In thousands)
February 12, 1993     Southgate Banking Corporation,               "SBC"          $ 62,628      451,310
                       Prairie Village, KS

May 28, 1993          Nichols Hills Bancorporation, Inc.,          "NHB"            97,869      469,906
                       Nichols Hills (Oklahoma City), OK

September 17, 1993    Commercial Landmark Corporation,             "CLC"           465,060    1,874,812
                       Muskogee, OK

December 3, 1993      Western National Bancorporation, Inc.,       "WNB"           206,288    1,110,695
                       Tulsa, OK

December 10, 1993     Ponca Bancshares, Inc.,                      "PBI"           117,275      478,395
                                                                                  --------    ---------
                       Ponca City, OK
                                                                                  $949,120    4,385,118
                                                                                  ========    =========

      In connection with the WNB transaction, the Company issued an additional 108,748 shares to acquire the minority interest of Western National Bank of Tulsa. This acquisition of a minority interest was accounted for as a purchase as prescribed by APB 16. The fair market value of shares issued totaled $3,099,000, which exceeded the net assets acquired by $1,673,000.

Pending Acquisitions

      Pending acquisitions as of December 31, 1994 are summarized in the table below.

                                                             Assets of Bank
Anticipated                                                   Subsidiary at                Number of
  Closing            Company Acquired/           Company    December 31, 1994     Cash      Shares    Accounting
   Date                  Location              Abbreviation    (Unaudited)        Paid      Issued      Method
- ----------  ---------------------------------- ------------ -----------------  ----------  ---------  ----------
                                                                    (In thousands)
1995
- ----

January 6   Oklahoma Savings, Inc.
             Stillwater, OK . . . . . . . . . .    "OSI"        $ 95,503         $   --     368,981    Purchase

January 27  Standard Bancorporation, Inc.
             Independence, MO . . . . . . . . .    "SBI"          85,190             --     315,000    Pooling

February 3  Blackwell Security Bancshares, Inc.
             Blackwell, OK. . . . . . . . . . .    "BSB"          46,851          8,197          --    Purchase
                                                                --------         ------     -------

                                                                $227,544         $8,197     683,981
                                                                ========         ======     =======



      The effect of the pending SBI acquisition on selected operating results if it had been consummated prior to December 31, 1994 is as follows:

                                                                          Year Ended December 31,
                                                                ------------------------------------------
                                                                  1994             1993             1992
                                                                --------         --------         --------
                                                             (Dollars in thousands, except per share amounts)
      Interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $483,474         $443,913         $438,888
        SBI. . . . . . . . . . . . . . . . . . . . . . . .         5,789            5,552            5,807
                                                                --------         --------         --------
          Combined . . . . . . . . . . . . . . . . . . . .      $489,263         $449,465         $444,695
                                                                ========         ========         ========

      Net interest income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $276,920         $264,411         $241,357
        SBI. . . . . . . . . . . . . . . . . . . . . . . .         3,733            3,649            3,485
                                                                --------         --------         --------
          Combined . . . . . . . . . . . . . . . . . . . .      $280,653         $268,060         $244,842
                                                                ========         ========         ========

      Net income:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 83,122         $ 77,292         $ 65,199
        SBI. . . . . . . . . . . . . . . . . . . . . . . .             2              817              717
                                                                --------         --------         --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 83,124         $ 78,109         $ 65,916
                                                                ========         ========         ========

      Net income applicable to common and
       common-equivalent shares:
        Company. . . . . . . . . . . . . . . . . . . . . .      $ 76,122         $ 70,292         $ 59,248
        SBI. . . . . . . . . . . . . . . . . . . . . . . .             2              817              717
                                                                --------         --------         --------
          Combined . . . . . . . . . . . . . . . . . . . .      $ 76,124         $ 71,109         $ 59,965
                                                                ========         ========         ========

      Primary earnings per common share:
        Company. . . . . . . . . . . . . . . . . . . . . .      $   2.83         $   2.67         $   2.29
        SBI. . . . . . . . . . . . . . . . . . . . . . . .          (.03)              --               --
                                                                --------         --------         --------
          Combined . . . . . . . . . . . . . . . . . . . .      $   2.80         $   2.67         $   2.29
                                                                ========         ========         ========

      Fully diluted earnings per common share:
        Company. . . . . . . . . . . . . . . . . . . . . .      $   2.74         $   2.55         $   2.21
        SBI. . . . . . . . . . . . . . . . . . . . . . . .          (.03)              --               --
                                                                --------         --------         --------
          Combined . . . . . . . . . . . . . . . . . . . .      $   2.71         $   2.55         $   2.21
                                                                ========         ========         ========

3 - Assumption of Deposits

      On April 2, 1993, $99,399,000 of deposits and other liabilities were assumed by the Kansas bank subsidiary from a failed bank in Mission, Kansas. A premium of $1,141,000 was paid to the Federal Deposit Insurance Corporation ("FDIC") to assume these deposits.

4 - Cash and Due from Banks

      The subsidiary banks are required by federal law to maintain reserves against their deposit liabilities. These reserves can be maintained in the form of vault cash or balances at a Federal Reserve Bank. The average cash and Federal Reserve balances maintained as reserves were $145,158,000 for 1994 and $118,485,000 for 1993. Cash and due from banks also includes checks in process of collection and balances maintained at correspondent banks for services rendered.

5 - Securities

      Debt securities classified as held-to-maturity are those securities management has the positive intent and the Company has the ability to hold until maturity. The available-for-sale securities include marketable equity securities and those debt securities deemed to be available-for-sale for the implementation of asset and liability management strategies, possible liquidity needs, and other purposes.

      The following table presents the amortized cost and estimated fair value of debt securities classified as held-to-maturity and carried at amortized cost.

Held-to-maturity

                                        December 31, 1994                          December 31, 1993
                           ------------------------------------------  ------------------------------------------
                                        Gross      Gross    Estimated              Gross      Gross    Estimated
                           Amortized  Unrealized Unrealized   Fair     Amortized  Unrealized Unrealized   Fair
                              Cost      Gains      Losses     Value       Cost      Gains      Losses     Value
                           ---------- ---------- ---------- ---------  ---------- ---------- ---------- ---------
                                          (In thousands)                              (In thousands)
U.S. Treasury obligations. $   98,971  $     2  $  (5,996)  $   92,977  $   16,329   $   155  $     (6) $   16,478
Obligations of U.S.
 government agencies
 and corporations:
  Mortgage-backed. . . . .  1,577,095      339    (89,622)   1,487,812   1,753,662    13,449   (12,239)  1,754,872
  Other. . . . . . . . . .    262,469       33    (14,261)     248,241       4,259       106        (1)      4,364
Obligations of states and
 political subdivisions. .      3,834       --       (207)       3,627      16,838       280       (76)     17,042
Other securities:
  Collateralized auto
   receivables . . . . . .         --       --         --           --      12,364        88        --      12,452
  Foreign debt securities.      2,050       --         (2)       2,048       2,155         5        --       2,160
  Money market mutual
   funds . . . . . . . . .        195       --         --          195         212        --        --         212
                           ----------  -------  ---------   ----------  ----------   -------  --------  ----------

    Total. . . . . . . . . $1,944,614  $   374  $(110,088)  $1,834,900  $1,805,819   $14,083  $(12,322) $1,807,580
                           ==========  =======  =========   ==========  ==========   =======  ========  ==========

      The amortized cost and estimated fair value of the held-to-maturity debt securities at December 31, 1994 are shown below by contractual maturity.

                                                                      December 31, 1994
                                                               -------------------------------
                                                                                     Estimated
                                                                Amortized              Fair
                                                                  Cost                 Value
                                                               ----------           ----------
                                                                       (In thousands)
         Due in one year or less . . . . . . . . . . . . . .   $    1,961           $    1,891
         Due after one year through five years . . . . . . .      363,533              343,173
         Due after five years through ten years. . . . . . .        2,025                2,024
                                                               ----------           ----------
                                                                  367,519              347,088

         Mortgage-backed securities. . . . . . . . . . . . .    1,577,095            1,487,812
                                                               ----------           ----------

           Total . . . . . . . . . . . . . . . . . . . . . .   $1,944,614           $1,834,900
                                                               ==========           ==========


      The following table presents the amortized cost and estimated fair value of securities classified as available-for-sale and carried at estimated fair value.

Available-for-sale

                                        December 31, 1994                          December 31, 1993
                           ------------------------------------------  ------------------------------------------
                                        Gross      Gross    Estimated              Gross      Gross    Estimated
                           Amortized  Unrealized Unrealized   Fair     Amortized  Unrealized Unrealized   Fair
                              Cost      Gains      Losses     Value       Cost      Gains      Losses     Value
                           ---------- ---------- ---------- ---------  ---------- ---------- ---------- ---------
                                          (In thousands)                              (In thousands)
U.S. Treasury obligations.   $283,759  $   102   $(16,869)  $266,992   $  297,891   $10,518  $    (78) $  308,331
Obligations of U.S.
 government agencies
 and corporations:
  Mortgage-backed. . . . .    136,482    1,190     (7,634)   130,038      215,889     4,530    (1,571)    218,848
  Other. . . . . . . . . .    282,737       25    (13,890)   268,872      299,900     7,179      (803)    306,276
Obligations of states and
 political subdivisions. .    167,811    7,883       (888)   174,806      222,130    21,266      (463)    242,933
Collateralized credit
 card receivables. . . . .     62,579       --     (4,061)    58,518           --        --        --          --
Corporate notes and bonds.     41,208       19     (2,567)    38,660       39,567       710       (40)     40,237
                             --------  -------   --------   --------   ----------   -------  --------  ----------

  Total debt securities. .    974,576    9,219    (45,909)   937,886    1,075,377    44,203    (2,955)  1,116,625
Equity securities. . . . .      1,290       68       (164)     1,194        1,172        --       (21)      1,151
                             --------  -------   --------   --------   ----------   -------  --------  ----------

    Total. . . . . . . . .   $975,866  $ 9,287   $(46,073)  $939,080   $1,076,549   $44,203  $ (2,976) $1,117,776
                             ========  =======   ========   ========   ==========   =======  ========  ==========

      The amortized cost and estimated fair value of the available-for-sale debt securities at December 31, 1994 are shown below by contractual maturity.

                                                                      December 31, 1994
                                                               -------------------------------
                                                                                     Estimated
                                                                Amortized              Fair
                                                                  Cost                 Value
                                                               ----------           ----------
                                                                       (In thousands)
         Due in one year or less . . . . . . . . . . . . . .    $ 89,189             $ 90,036
         Due after one year through five years . . . . . . .     636,866              606,205
         Due after five years through ten years. . . . . . .      94,837               93,582
         Due after ten years . . . . . . . . . . . . . . . .      17,202               18,025
                                                                --------             --------
                                                                 838,094              807,848

         Mortgage-backed securities. . . . . . . . . . . . .     136,482              130,038
                                                                --------             --------

           Total . . . . . . . . . . . . . . . . . . . . . .    $974,576             $937,886
                                                                ========             ========

      The fair values of securities are based upon available market data and estimates which often reflect transactions of relatively small size and which are not necessarily indicative of prices at which larger amounts of particular issues could be readily sold. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      The following table presents equity securities which do not have a readily determinable fair value and are carried at cost.

Other securities

                                                                        December 31,
                                                               -------------------------------
                                                                  1994                 1993
                                                               ----------           ----------
                                                                       (In thousands)
         Federal Home Loan Bank stock. . . . . . . . . . . .    $ 37,645             $ 24,911
         Federal Reserve Bank stock. . . . . . . . . . . . .      14,242               12,637
         Other equity securities . . . . . . . . . . . . . .       1,549                1,559
                                                                --------             --------

           Total . . . . . . . . . . . . . . . . . . . . . .    $ 53,436             $ 39,107
                                                                ========             ========

      The book value of securities pledged to secure public deposits and for other purposes, as required or permitted by law, aggregated $1,622,605,000 at December 31, 1994.

      The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of available-for-sale securities.

                                                                                                     1994
                                                                                                 -----------
                                                                                                (In thousands)
     Sales price of available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .     $603,458
                                                                                                   ========

     Gross realized gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,485
     Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,931
                                                                                                   --------

         Net gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,554
                                                                                                   ========

      The following table presents the sales price, gains, and losses realized from the sale of securities, prior to the adoption of FAS 115 on December 31, 1993. This table does not include proceeds from nor realized gains and losses attributable to prepayments of securities.

                                                                                     1993            1992
                                                                                 ------------    ------------
                                                                                        (In thousands)
     Sales price of securities . . . . . . . . . . . . . . . . . . . . . . . .     $ 14,443        $ 81,680
                                                                                   ========        ========

     Gross realized gains  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    230        $  2,695
     Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . .           43              49
                                                                                   --------        --------

         Net gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    187        $  2,646
                                                                                   ========        ========

      Not included in the table above are $299,685,000 of 1992 sales of short-term Treasury Bills related to the restructuring of the securities portfolio obtained with the assumption of deposits from a Tulsa, Oklahoma savings and loan association ("S&L"). These securities were sold within 14 days of maturity; thus the market risk had been substantially eliminated as a pricing factor, and a gain of only $5,000 was realized.

      On February 23, 1995, the Company sold approximately $424,000,000 of fixed-rate debt securities classified as available-for-sale, resulting in a gross realized loss of $22,400,000. An income tax benefit of approximately $8,000,000 will be recorded in connection with these securities transactions. The debt securities sold consisted primarily of U.S. Treasury obligations and obligations of U.S. government agencies.

6 - Loans and Leases

      The composition of the loan and lease portfolio was as follows:

                                                                  December 31, 1994        December 31, 1993
                                                                ---------------------    ---------------------
                                                                   Amount    Percent        Amount    Percent
                                                                ----------- ---------    ----------- ---------
                                                                             (Dollars in thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . . . . . . . . .   $1,018,753    25.4%      $  889,024    26.5%
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      227,300     5.7          196,029     5.8
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .      129,742     3.2           77,962     2.3
  Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       25,173      .6           46,453     1.4
  Real estate:
    Construction. . . . . . . . . . . . . . . . . . . . . . . .      133,853     3.3           92,636     2.8
    Permanent commercial real estate and other. . . . . . . . .      688,779    17.2          513,270    15.3
  Lease financing . . . . . . . . . . . . . . . . . . . . . . .       86,098     2.2           40,195     1.2
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,546      .7           35,964     1.1
                                                                  ----------  ------       ----------  ------
    Total commercial loans. . . . . . . . . . . . . . . . . . .    2,337,244    58.3        1,891,533    56.4
                                                                  ----------  ------       ----------  ------

Consumer:
  Secured by 1-4 family residences, less unearned discount. . .      979,847    24.4          786,637    23.5
  Residential mortgage loans held for sale. . . . . . . . . . .          206      --          110,132     3.3
  Consumer, less unearned discount. . . . . . . . . . . . . . .      476,034    11.9          414,635    12.4
  Credit card . . . . . . . . . . . . . . . . . . . . . . . . .      130,098     3.3           93,007     2.8
  Educational . . . . . . . . . . . . . . . . . . . . . . . . .       82,238     2.1           55,968     1.6
                                                                  ----------  ------       ----------  ------
    Total consumer loans. . . . . . . . . . . . . . . . . . . .    1,668,423    41.7        1,460,379    43.6
                                                                  ----------  ------       ----------  ------

      Total loans and leases. . . . . . . . . . . . . . . . . .   $4,005,667   100.0%      $3,351,912   100.0%
                                                                  ==========  ======       ==========  ======

      The Company manages exposure to credit risk through loan portfolio diversification by customer and market, as well as by type. Although the aggregate legal lending limits of the Company's bank subsidiaries totaled $84,958,000 at December 31, 1994, the Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20,000,000. The Company principally lends to businesses and individuals in Kansas, Oklahoma, and the contiguous states and to Kansas and Oklahoma based customers that do business in other states.

      Nonaccrual loans and troubled debt restructurings are summarized below:

                                                                                     December 31,
                                                                                ---------------------
                                                                                  1994         1993
                                                                                --------     --------
                                                                                   (In thousands)
         Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . . .    $29,097      $34,040
         Troubled debt restructurings . . . . . . . . . . . . . . . . . . . .        503          290
                                                                                 -------      -------
                                                                                 $29,600      $34,330
                                                                                 =======      =======

      The effect of nonaccrual loans and troubled debt restructurings on interest income was:

                                                                             Year Ended December 31,
                                                                          ----------------------------
                                                                           1994       1993       1992
                                                                          ------     ------     ------
                                                                                 (In thousands)
         Interest income which would have been
           recorded pursuant to the original terms . . . . . . . . . .    $5,098     $4,060     $4,588
                                                                          ======     ======     ======

         Interest income recorded  . . . . . . . . . . . . . . . . . .    $1,384     $1,504     $1,176
                                                                          ======     ======     ======

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

                                                                                         1994
                                                                                    --------------
                                                                                    (In thousands)
         Loans outstanding at December 31, 1993. . . . . . . . . . . . . . . . . . .   $ 78,815
           New loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    128,092
           Repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (123,700)
           Other changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,182)
                                                                                       --------

         Loans outstanding at December 31, 1994. . . . . . . . . . . . . . . . . . .   $ 74,025
                                                                                       ========

      Other changes include loans outstanding at December 31, 1993 to directors elected or retired in 1994, loans purchased or sold during the current year, and any other loans outstanding at December 31, 1993 to related individuals or entities not considered to be related parties at December 31, 1994.

7 - Allowance for Credit Losses

      Changes in the allowance for credit losses are as follows:

                                                                                  1994       1993       1992
                                                                                -------    -------    -------
                                                                                       (In thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . . . .    $66,368    $73,055    $70,669
  Adjustment for pooling of interests. . . . . . . . . . . . . . . . . . . .      1,249      1,340      1,334
                                                                                -------    -------    -------
Balance at January 1, as restated. . . . . . . . . . . . . . . . . . . . . .     67,617     74,395     72,003
  Allowance for credit losses of purchased banks . . . . . . . . . . . . . .      5,449      3,266      1,739
  Allowance for purchased loans. . . . . . . . . . . . . . . . . . . . . . .         --         --      3,424
                                                                                -------    -------    -------
                                                                                 73,066     77,661     77,166
  Provisions charged to operating expense. . . . . . . . . . . . . . . . . .        275      6,965     21,358
  Recoveries on loans and leases previously charged off. . . . . . . . . . .     12,550      9,864      7,313
  Loans and leases charged off . . . . . . . . . . . . . . . . . . . . . . .    (14,017)   (26,873)   (31,442)
                                                                                -------    -------    -------

Balance at December 31 . . . . . . . . . . . . . . . . . . . . . . . . . . .    $71,874    $67,617    $74,395
                                                                                =======    =======    =======

8 - Bank Premises and Equipment

      A summary of land, buildings, and equipment appears below:

                                                 December 31, 1994                  December 31, 1993
                                           -------------------------------   --------------------------------
                                                     Accumulated    Book               Accumulated     Book
                                             Cost    Depreciation   Value      Cost    Depreciation    Value
                                           --------  ------------  -------   --------  ------------  --------
                                                                    (In thousands)
Land . . . . . . . . . . . . . . . . . .   $ 25,892    $     --   $ 25,892    $ 23,313    $     --   $ 23,313
Buildings and leasehold improvements . .    171,159      77,588     93,571     156,795      72,724     84,071
Furniture and equipment. . . . . . . . .    120,406      83,551     36,855     112,807      74,472     38,335
                                           --------    --------   --------    --------    --------   --------

    Total. . . . . . . . . . . . . . . .   $317,457    $161,139   $156,318    $292,915    $147,196   $145,719
                                           ========    ========   ========    ========    ========   ========

      Depreciation expense amounted to $17,634,000 in 1994, $16,029,000 in 1993, and $14,803,000 in 1992.

9 - Intangible Assets

      Included in intangible assets are the following items:

                                                  December 31, 1994                   December 31, 1993
                                           -------------------------------    --------------------------------
                                                     Accumulated    Book                Accumulated     Book
                                             Cost    Amortization   Value       Cost    Amortization    Value
                                           --------  ------------  -------    --------  -------------  -------
                                                                      (In thousands)
Cost in excess of net assets acquired . .  $ 96,795    $24,813     $71,982    $ 68,250     $19,249     $49,001
Value of core deposits assumed. . . . . .    29,180     16,453      12,727      29,184      12,726      16,458
Purchased credit card relationships . . .     9,300      1,049       8,251          --          --          --
Purchased mortgage servicing rights . . .     7,886      5,240       2,646       5,749       4,248       1,501
                                           --------    -------     -------    --------     -------     -------

                                           $143,161    $47,555     $95,606    $103,183     $36,223     $66,960
                                           ========    =======     =======    ========     =======     =======

      The cost of purchased entities in excess of the fair value of net assets acquired is being amortized on a straight-line basis over a period of twenty years. The value of core deposits assumed, purchased credit card relationships, and the purchased mortgage servicing rights are being amortized using accelerated methods over the estimated periods benefitted, not exceeding ten years.

10 - Deposits

      The book values of deposits are presented below:

                                                                                    December 31,
                                                                           -----------------------------
                                                                               1994             1993
                                                                           ------------     ------------
                                                                                   (In thousands)
Noninterest-bearing deposits  . . . . . . . . . . . . . . . . . . . . .     $1,032,913       $  977,944

Interest-bearing deposits:
  Interest-bearing checking deposits  . . . . . . . . . . . . . . . . .        959,755          937,937
  Savings deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,123,208        1,261,008
  Time deposits under $100,000  . . . . . . . . . . . . . . . . . . . .      2,127,815        1,896,743
  Time deposits of $100,000 or more . . . . . . . . . . . . . . . . . .        403,457          362,931
                                                                            ----------       ----------
    Total interest-bearing deposits . . . . . . . . . . . . . . . . . .      4,614,235        4,458,619
                                                                            ----------       ----------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,647,148       $5,436,563
                                                                            ==========       ==========

11 - Purchased Funds, Borrowings, and Long-Term Debt

      The following schedules summarize, by category, purchased funds, borrowings, and long-term debt.

Federal funds purchased and securities sold under agreements to repurchase

                                                                    December 31, 1994        December 31, 1993
                                                                   --------------------    ---------------------
                                                                    Amount       Rate        Amount       Rate
                                                                   --------    --------    ---------    --------
                                                                              (Dollars in thousands)
Federal funds purchased . . . . . . . . . . . . . . . . . . . .    $391,970      5.85%      $367,726      2.96%
Securities sold under agreements to repurchase. . . . . . . . .     541,736      5.66        123,901      3.27
                                                                   --------                 --------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $933,706      5.74       $491,627      3.04
                                                                   ========                 ========

      Federal funds purchased and securities sold under agreements to repurchase generally mature daily or on demand.

Federal Home Loan Bank borrowings

                                                                    December 31, 1994        December 31, 1993
                                                                   --------------------    ---------------------
                                                                    Amount       Rate        Amount       Rate
                                                                   --------    --------    ---------    --------
                                                                              (Dollars in thousands)
Federal Home Loan Bank borrowings . . . . . . . . . . . . . . .    $441,097      5.72%      $250,000      4.01%
                                                                   ========                 ========

      At December 31, 1994, Federal Home Loan Bank ("FHLB") borrowings included $291,800,000 with an average rate of 5.88% that matures in 1995. The remaining balance matures in 1996 ($100,000,000), 1997
($24,297,000) and 1998 ($25,000,000).

Other borrowings

                                                                    December 31, 1994        December 31, 1993
                                                                   --------------------    ---------------------
                                                                    Amount       Rate        Amount       Rate
                                                                   --------    --------    ---------    --------
                                                                              (Dollars in thousands)
Treasury tax and loan . . . . . . . . . . . . . . . . . . . . .     $23,001      5.20%       $23,002      2.75%
Note payable. . . . . . . . . . . . . . . . . . . . . . . . . .      20,000      6.19             --        --
                                                                    -------                  -------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $43,001      5.66        $23,002      2.75
                                                                    =======                  =======

      Treasury tax and loan borrowings generally mature daily or on demand.

      The $20,000,000 note payable at December 31, 1994 was borrowed under the Company's committed line of credit from a correspondent bank. Pursuant to this line of credit, the Company was required to maintain capital ratios above the regulatory "Well Capitalized" standard and the ratio of nonperforming assets to total loans plus other real estate owned could not exceed 4.0%. At December 31, 1994 the Company was in compliance with these covenants. This committed line of credit was replaced by two new Credit Agreements, entered into on January 3, 1995. The prior note was paid off and $20,000,000 was borrowed under the new agreements. Under the new Credit Agreements, the Company may borrow up to $100,000,000 on a revolving basis at any time prior to January 3, 1996.

      Amounts borrowed under the Credit Agreements may have maturities not to exceed 90 days. Interest rates based on, at the Company's option, the lenders' published "reference rate" or rates tied to the London Interbank Offered Rate exist. A facility fee is charged on these commitments. The Company is required to maintain consolidated stockholders' equity at a certain level and maintain specific ratios related to leverage, risk-based capital, and nonperforming assets.

Long-term debt

                                                                    December 31, 1994   December 31, 1993
                                                                    -----------------   -----------------
                                                                      Amount    Rate      Amount    Rate
                                                                    ---------- ------   ---------- ------
                                                                             (Dollars in thousands)
Term loan . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,375    8.60%    $13,125    8.60%
Mortgage indebtedness and other notes payable . . . . . . . . . .        310   10.85       6,926    5.83
Subordinated debentures . . . . . . . . . . . . . . . . . . . . .         --      --         232    6.38
                                                                      ------             -------

  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $4,685    8.75     $20,283    7.63
                                                                      ======             =======

      The parent company's term loan with an unaffiliated bank requires semiannual installments of $4,375,000, due the last day of March and September through March 1995. The Company is required to maintain a ratio of consolidated equity to consolidated assets above the level required by the Federal Reserve Board of Governors; maintain investments in subsidiaries below 140% of consolidated equity; and maintain a level of consolidated tangible net worth exceeding consolidated funded debt. At December 31, 1994 the Company was in compliance with all of the terms of the agreement.

      The mortgage indebtedness and other notes payable of $6,926,000 in 1993 includes $6,063,000 from the current year pooling-of-interests acquisition. The acquired balance was paid off at the acquisition date. Certain buildings and real estate have been pledged as collateral on mortgage indebtedness and other notes payable. Maturities of this long-term debt for years subsequent to December 31, 1994, are as follows:

                            Years ended December 31,              (In thousands)
                            ------------------------              --------------

                                       1995 . . . . . . . . . . . . .   $ 75
                                       1996 . . . . . . . . . . . . .     29
                                       1997 . . . . . . . . . . . . .     32
                                       1998 . . . . . . . . . . . . .     14
                                       1999 . . . . . . . . . . . . .      2
                                       Thereafter . . . . . . . . . .    158
                                                                        ----

                                       Total  . . . . . . . . . . . .   $310
                                                                        ====

      The subordinated debentures were also obligations of a pooled company. A variable interest rate based on the base rate per annum of Commerce Bank, Kansas City, MO was required on the $188,000 of debentures due July 31, 1994. The remaining $44,000 of debentures bore a fixed interest rate of 8% and were due April 28, 1997. These debentures were redeemed by the Company in 1994.

12 - Preferred Stock

                                                                                December 31,
                                                                       -----------------------------
                                                                            1994            1993
                                                                       -------------   -------------
                                                                           (Dollars in thousands)
Class A cumulative convertible preferred stock,
  par value $100 per share
    Authorized:  250,000 shares
    Issued:  250,000 shares (at liquidation preference) . . . . . . .     $100,000        $100,000

Class B preferred stock, no par value
    Authorized:  5,000,000 shares . . . . . . . . . . . . . . . . . .           --              --
                                                                          --------        --------

                                                                          $100,000        $100,000
                                                                          ========        ========

      On February 24, 1992, the Company issued 250,000 shares of nonvoting Class A Cumulative Convertible Preferred Stock. This preferred stock was issued in the form of 4,000,000 depositary shares each representing a 1/16 interest in a share of preferred stock and each having a liquidation preference of $25.00. Dividends are payable quarterly (beginning June 1, 1992) at an annual rate of $1.75 per depositary share. The depositary shares are not redeemable by the Company prior to March 1, 1997. However, they may be converted at the election of shareholders into a total of 3,448,275 shares of the Company's common stock at a conversion price of $29.00 per common share.

      At the Company's annual meeting in April 1992, the stockholders authorized 5,000,000 shares of a new class of preferred stock, designated Class B Preferred Stock. The Board of Directors has been authorized to set the dividend, voting, conversion, redemption, and other rights of this stock when and if issued.

13 - Merger and Integration Costs

      The components of merger and integration costs related to the 1994, 1993, and 1992 pooling-of-interests transactions are detailed in the following schedule.

                                                                             Year Ended December 31,
                                                                       ----------------------------------
                                                                         1994         1993         1992
                                                                       --------     --------     --------
                                                                                 (In thousands)
      Premises and equipment writedowns . . . . . . . . . . . . . . .   $  177       $1,252       $  696
      Severance and other compensation. . . . . . . . . . . . . . . .      821        2,970          886
      Systems conversion costs. . . . . . . . . . . . . . . . . . . .      269        1,579        1,940
      Legal, accounting, and other transaction costs. . . . . . . . .      306          829          522
      Conform intangible asset amortization policies. . . . . . . . .    1,124           --           --
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      150        1,004          754
                                                                        ------       ------       ------

                                                                        $2,847       $7,634       $4,798
                                                                        ======       ======       ======


14 - Income Taxes

      Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes." Shown separately in the 1993 Statement of Income is the cumulative effect of adopting FAS No. 109 as of January 1, 1993 which increased net income by $10,582,000. Two pooled companies elected early adoption of FAS No. 109 effective January 1, 1992, resulting in a $2,373,000 increase in 1992 earnings.

      At December 31, 1994, the Company had net operating loss and general business credit carryforwards of $61,446,000 and $330,000, respectively, which can be carried forward to reduce future federal income taxes payable. These carryforwards are principally related to previous tax losses of banks and S&Ls acquired in 1994, 1993, and 1992. Utilization of the carryforwards is limited by tax law to the future earnings of and other limits on the use of tax attributes of acquired companies. Net operating loss carryforwards expire in years 2000 through 2007 and general business credit carryforwards expire in years 1995 through 2002 if not utilized. For financial reporting purposes, a valuation allowance of $12,608,000 has been recognized to offset the deferred tax assets related to these carryforwards and other deferred tax assets whose realization is uncertain. If realized, the tax benefit of $11,794,000 associated with certain net operating loss carryforwards to which this valuation allowance relates will be applied to reduce "cost in excess of net assets acquired" recorded in connection with acquisitions accounted for as purchases. The net change in the valuation allowance for deferred tax assets for 1994 was a decrease of $603,000.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and December 31, 1993 are as follows:

                                                                                  December 31,
                                                                         -----------------------------
                                                                             1994             1993
                                                                         ------------     ------------
                                                                                 (In thousands)
Deferred tax assets:
  Net operating loss carryforwards. . . . . . . . . . . . . . . . . . .     $29,575          $ 8,159
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . .      22,518           18,954
  Securities fair value adjustment. . . . . . . . . . . . . . . . . . .      14,346               --
  Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . .       2,584            2,043
  Core deposit amortization . . . . . . . . . . . . . . . . . . . . . .       2,163            1,857
  Write-down of other real estate owned . . . . . . . . . . . . . . . .       1,808            5,446
  Merger and integration costs accrual. . . . . . . . . . . . . . . . .       1,175            1,132
  Pension contribution. . . . . . . . . . . . . . . . . . . . . . . . .       1,093            1,018
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              345
                                                                            -------          -------
    Total deferred tax assets . . . . . . . . . . . . . . . . . . . . .      75,262           38,954

  Valuation allowance for deferred tax assets . . . . . . . . . . . . .     (12,608)         (13,211)
                                                                            -------          -------
    Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . .      62,654           25,743
                                                                            -------          -------

Deferred tax liabilities:
  Securities fair value adjustment. . . . . . . . . . . . . . . . . . .          --          (16,078)
  Purchase accounting adjustment. . . . . . . . . . . . . . . . . . . .      (6,492)          (4,173)
  Discount accretion. . . . . . . . . . . . . . . . . . . . . . . . . .      (4,518)          (3,145)
  Leasing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,798)          (2,121)
  State taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,184)          (2,343)
  Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . . .      (2,535)          (1,825)
  Loan origination fees . . . . . . . . . . . . . . . . . . . . . . . .      (1,226)              --
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (735)              --
                                                                            -------          -------
    Total deferred tax liabilities. . . . . . . . . . . . . . . . . . .     (22,488)         (29,685)
                                                                            -------          -------

    Net deferred tax asset (liability). . . . . . . . . . . . . . . . .     $40,166          $(3,942)
                                                                            =======          =======

      Significant components of the provision for income taxes are as follows:

                                                               Liability        Liability        Deferred
                                                                Method           Method           Method
                                                             ------------     ------------     ------------
                                                             December 31,     December 31,     December 31,
                                                                 1994             1993             1992
                                                             ------------     ------------     ------------
                                                                             (In thousands)
Current:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .    $29,535           $24,297         $17,099
  State . . . . . . . . . . . . . . . . . . . . . . . . . .      4,915             4,004           3,447
                                                               -------           -------         -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .     34,450            28,301          20,546
                                                               -------           -------         -------
Deferred:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . .      7,123            (5,850)           (239)
  State . . . . . . . . . . . . . . . . . . . . . . . . . .       (650)              225            (759)
                                                               -------           -------         -------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .      6,473            (5,625)           (998)
                                                               -------           -------         -------

      Total income tax expense. . . . . . . . . . . . . . .    $40,923           $22,676         $19,548
                                                               =======           =======         =======

      Tax effects of investment securities transactions included in the above amounts are $1,271,000 in 1994, $520,000 in 1993, and $581,000 in
1992.

      The components of the provision for deferred income taxes for the period ended December 31, 1992 are as follows:

                                                                                             December 31,
                                                                                                 1992
                                                                                             ------------
                                                                                           (In thousands)
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(1,547)
Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (944)
Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . . . .       932
Bond discount accretion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       141
Leasing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115
Employee benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (385)
State taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       372
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       318
                                                                                               -------

  Provision for deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (998)
                                                                                               =======

      The effective income tax rates differ from the federal statutory rates for the reasons shown in the following table.

                                                    Liability Method     Liability Method      Deferred Method
                                                   -------------------  -------------------  -------------------
                                                    December 31, 1994    December 31, 1993    December 31, 1992
                                                   -------------------  -------------------  -------------------
                                                     Amount     Rate      Amount     Rate      Amount     Rate
                                                   ---------  --------  ---------  --------  ---------  --------
                                                                       (Dollars in thousands)
Income tax expense at federal statutory rate . . .  $43,416     35.0%    $31,326     35.0%    $28,031     34.0%
Tax-preferred income on obligations of states,
 political subdivisions, and U.S. possessions. . .   (5,695)    (4.6)     (6,552)    (7.3)     (7,080)    (8.6)
Goodwill and purchase accounting amortization. . .    1,027       .8       1,271      1.4         986      1.2
State taxes, net of federal income tax benefit . .    2,697      2.2       2,737      3.1       1,693      2.1
General business credit. . . . . . . . . . . . . .       --       --          --       --        (232)     (.3)
Benefit of net operating losses and
 alternative minimum tax credits . . . . . . . . .     (927)     (.7)     (4,090)    (4.6)     (5,208)    (6.3)
Other, net . . . . . . . . . . . . . . . . . . . .      405       .3      (2,016)    (2.3)      1,358      1.6
                                                    -------     ----     -------     ----     -------    -----

    Actual income tax expense. . . . . . . . . . .  $40,923     33.0%    $22,676     25.3%    $19,548     23.7%
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

      The plans' funded status and amounts included in the consolidated financial statements are presented below:

                                                                December 31, 1994           December 31, 1993
                                                            -------------------------   -------------------------
                                                                         Supplemental                Supplemental
                                                              Defined     Executive       Defined     Executive
                                                              Benefit     Retirement      Benefit     Retirement
                                                               Plan          Plan          Plan          Plan
                                                            ----------   ------------   ----------   ------------
                                                                               (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation . . . . . . . . . . . . . . . .   $(19,360)     $  (838)      $(20,425)     $  (737)
                                                              ========      =======       ========      =======

  Accumulated benefit obligation. . . . . . . . . . . . . .   $(20,765)     $  (915)      $(21,695)     $  (799)
                                                              ========      =======       ========      =======

  Projected benefit obligation. . . . . . . . . . . . . . .   $(27,223)     $(1,120)      $(28,234)     $(1,169)
Plan assets, at fair value. . . . . . . . . . . . . . . . .     20,375           --         20,086           --
                                                              --------      -------       --------      -------

Funded status . . . . . . . . . . . . . . . . . . . . . . .     (6,848)      (1,120)        (8,148)      (1,169)
Prior service benefit not yet recognized in periodic
 pension cost, being amortized over 10 years. . . . . . . .     (1,311)          (7)        (1,641)          (1)
Unrecognized net (asset) obligation from date of
 initial application, being amortized over 15 years . . . .     (2,181)          89         (2,541)         104
Unrecognized net loss from past experience different
 from that assumed and effects of changes in assumptions. .      8,525          201         10,499          378
                                                              --------      -------       --------      -------

  Accrued pension cost included in
   consolidated statements of condition . . . . . . . . . .   $ (1,815)     $  (837)      $ (1,831)     $  (688)
                                                              ========      =======       ========      =======


      Effective January 1, 1994, the pension plan was amended to reduce the pension benefits by approximately 10%. Both the projected benefit obligation and the prior service benefit reflected this change at December 31, 1993. The accumulated benefit obligation at December 31, 1993 was not affected by this plan amendment.

      The assets of the defined benefit plan are administered by the trust division of a subsidiary bank and consist of a wide variety of diversified securities including common stocks, corporate bonds, and U.S. Treasury obligations. During 1994, the trust's investments in commingled funds for qualified employee benefit accounts were converted to the Funds IV equity and bond mutual funds. Contributions to the plan are based upon the Projected Unit Credit Actuarial Funding method and are limited to amounts that are currently deductible for tax reporting purposes.

      Net pension cost includes the following components:

                                                                             Year Ended December 31,
                                                                       ----------------------------------
                                                                         1994         1993         1992
                                                                       --------     --------     --------
                                                                                 (In thousands)
      Service cost-benefits earned during the year. . . . . . . . . .   $2,968       $2,329       $1,441
      Interest cost on the projected benefit obligation . . . . . . .    1,891        1,579        1,414
      Actual (return) loss on plan assets . . . . . . . . . . . . . .      419       (2,119)      (1,397)
      Net amortization and deferrals. . . . . . . . . . . . . . . . .   (2,167)         691         (314)
                                                                        ------       ------       ------

        Net periodic pension cost . . . . . . . . . . . . . . . . . .   $3,111       $2,480       $1,144
                                                                        ======       ======       ======

      Assumptions used in the accounting include:

                                                                                As of December 31,
                                                                      ------------------------------------
                                                                        1994          1993          1992
                                                                      --------      --------      --------
      Discount rates. . . . . . . . . . . . . . . . . . . . . . . . .   8.00%         7.00%         7.00%
      Average rates of increase in compensation levels. . . . . . . .   4.70%         4.70%         4.70%
      Expected long-term rate of return on assets . . . . . . . . . .   8.75%         8.75%         9.25%

      The Company and its subsidiaries also maintain a contributory savings and investment plan for substantially all employees. The savings and investment plan and related trust qualify under Section 401 of the Internal Revenue Code as a qualified profit-sharing plan and trust. According to the plan, an employee may contribute from 2% to 4% of base salary, which the employer then supplements with a contribution of 50% of the employee's contributed amount. Employees may contribute up to an additional 11% of base salary in pre-tax dollars, but without further employer contributions. The plan also provides for an additional matching contribution of up to an additional 2% of the employee's eligible compensation based on the Company's achievement of established earnings-per-share targets. Vesting in the employer contributions ranges from 20% with three years to 100% with seven years of service. During 1994, employees could elect to invest in one or more of five investment funds, in 10% increments. These funds included a Fourth Financial Corporation common stock fund, a fixed-income fund, an equity fund, an international equity fund, and a money market fund. Forfeitures are used to reduce the Company's contributions. The expense for this plan plus similar plans of pooled companies which were merged with this plan was $2,383,000 in 1994, $1,996,000 in 1993, and
$2,111,000 in 1992. This expense includes additional matching contributions of $1,026,000, $629,000, and $625,000 for 1994, 1993, and
1992, respectively, attributable to the achievement of performance goals.

      The restatement of prior period financial statements for the poolings of interests resulted in the inclusion of SBC's contributory Employee Stock Ownership Plan ("ESOP") and PBI's noncontributory ESOP. Both plans covered substantially all employees with one year of service. Contributions to these plans were determined by the respective Boards of Directors of SBC and PBI. In 1993 and 1992, expense of the plans totaled $230,000 and $247,000, respectively. The SBC ESOP was terminated February 12, 1993 and all stock was allocated to the participants. The effective termination date of the PBI ESOP was January 4, 1994.

      The Company does not provide medical coverage for employees subsequent to retirement. Approximately 67 employees who retired prior to January 1, 1995, who were between age 55 and age 65 ("Early retirees") at retirement and who had at least ten years' service have continued participation in the Company's health plan until age 65, but the plan requires that the full cost of providing coverage under the plan be paid by the covered retirees. FAS No. 106, which establishes accounting standards for "Employers' Accounting for Postretirement Benefits Other Than Pensions," was not adopted as it would not have a material effect on the Company's statement of condition and operating results.

16 - Stock Option and Stock Purchase Plans

      The Company grants options to key employees under incentive stock option plans at prices equal to the market value on the date of grant. Terms of the plans generally provide for the exercise of the options for periods of up to ten years, as determined by the Board of Directors.

      The following schedule details the shares reserved for issuance at December 31, 1994 under each of the plans, as well as the number of shares under option and exercisable, both also at December 31, 1994.

                                                                           December 31, 1994
                                                         -----------------------------------------------------
                                                            Shares               Shares
                                                         Reserved for            Under               Shares
                                                           Issuance              Option            Exercisable
                                                         ------------         ------------        ------------
1981 Stock Option Plan (1) . . . . . . . . . . . . . .      148,091               80,925              62,486
1986 Stock Option Plan . . . . . . . . . . . . . . . .      800,398              766,969             158,169
1993 Stock Option Plan . . . . . . . . . . . . . . . .      996,000              523,000               5,332
                                                          ---------            ---------             -------

                                                          1,944,489            1,370,894             225,987
                                                          =========            =========             =======

____________
(1) Options may no longer be granted under this plan.

      The following table presents information regarding stock option transactions and prices:

                                                                Shares Under Option
                                     -------------------------------------------------------------------------
                                              1994                     1993                     1992
                                     -----------------------  -----------------------  -----------------------
                                                   Price                   Price                     Price
                                       Number     Per Share     Number    Per Share      Number     Per Share
                                     ---------- ------------  --------- -------------  ---------- ------------
Balance at January 1 . . . . . . .     798,038  $17.00-30.38    684,339  $14.80-29.88    518,297  $14.80-23.50
Granted. . . . . . . . . . . . . .     685,000   26.75-31.06    299,100   27.50-30.38    248,900   22.87-29.88
Exercised. . . . . . . . . . . . .     (85,305)  17.00-28.75   (172,747)  14.80-23.20    (74,858)  14.80-23.20
Terminated or canceled . . . . . .     (26,839)      --         (12,654)      --          (8,000)      --
                                     ---------                 --------                 --------
Balance at December 31 . . . . . .   1,370,894   17.00-31.06    798,038   17.00-30.38    684,339   14.80-29.88
                                     =========                 ========                 ========


      An optionee may pay the option exercise price by tendering stock of the Company having a market value equal to the exercise price. The optionee must have held the tendered stock for at least six months before it can be used to exercise an option. Transactions under this program are accounted for as the purchase and reissuance of treasury stock. The following is a summary of activity:

                                                                               1994         1993         1992
                                                                            ----------   ----------   ----------
Shares tendered . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,899       45,399       23,954
Shares issued under the stock option plans (including
  reissued treasury stock). . . . . . . . . . . . . . . . . . . . . . . .     22,785       75,720       37,891

      An optionee also may borrow the amount of the option exercise price from the Company. The loans under this program bear interest at the Company's base rate adjusted quarterly and mature annually. Although the Company reserves the right not to renew any loan at maturity, it is the Company's present intention to allow each borrowing for employees to be renewed for additional annual periods. At a minimum, Company stock valued at 125% of the loan amount must collateralize the loan. Such loans, which amounted to $1,894,000 and $1,795,000 at December 31, 1994 and 1993, respectively, are reported as a reduction of stockholders' equity.

      The Fourth Financial Corporation 1993 Non-Employee Directors Stock Option Plan (the "Directors Option Plan") was approved by stockholders and adopted in 1993. The plan will terminate, for the purposes of granting options, in ten years unless the plan is earlier terminated by the Board of Directors.

      The Directors Option Plan provides that each year, on the first Monday following the Company's annual meeting of stockholders, each non-employee director of the Company will automatically receive an option to acquire 2,000 shares of the Company's common stock and each non-employee director of the Company's subsidiaries will automatically receive an option to acquire 1,000 shares of the Company's common stock. Options issued under the plan are immediately exercisable and will expire ten years from the date of grant. At December 31, 1994, there were 499,700 shares reserved for issuance under the plan of which 81,700 were under option.

      The following table presents information regarding stock option transactions and prices under the Directors Option Plan:


                                                                           Shares Under Option
                                                             ------------------------------------------------
                                                                      1994                     1993
                                                             -----------------------  -----------------------
                                                                           Price                    Price
                                                               Number    Per Share      Number    Per Share
                                                             ---------- ------------  ---------- ------------
Balance at January 1. . . . . . . . . . . . . . . . . . .       43,000      $29.50           --      $   --
Granted . . . . . . . . . . . . . . . . . . . . . . . . .       44,000       27.50       44,000       29.50
Exercised . . . . . . . . . . . . . . . . . . . . . . . .         (300)      27.50           --          --
Terminated or canceled. . . . . . . . . . . . . . . . . .       (5,000)         --       (1,000)         --
                                                               -------                  -------
Balance at December 31. . . . . . . . . . . . . . . . . .       81,700   27.50-29.50     43,000       29.50
                                                               =======                  =======

      Under the 1988 Employee Stock Purchase Plan, which expired in April, 1993, and the 1993 Employee Stock Purchase Plan which replaced it, employees are offered the option to purchase shares of the Company's common stock at 85% of the lower of the fair market value of such shares on the date granted or one year thereafter. Options issued under the plan are exercisable one year from the date of grant. At December 31, 1994, 696,247 shares were reserved for issuance, including 242,694 shares under option. No options under the plan were exercisable at December 31, 1994. Additional data regarding the Employee Stock Purchase Plan are as follows:

                                                                Shares Under Option
                                     -------------------------------------------------------------------------
                                              1994                     1993                     1992
                                     -----------------------  -----------------------  -----------------------
                                                  Price                     Price                    Price
                                       Number    Per Share      Number    Per Share      Number    Per Share
                                     ---------- ------------  ---------- ------------  ---------- ------------
Balance at January 1. . . . . . .     180,597      $24.81      165,078      $23.06      214,611      $16.36
Granted . . . . . . . . . . . . .     268,384       23.74      192,109       24.81      178,534       23.06
Exercised . . . . . . . . . . . .     (53,753)      23.74      (71,259)      23.06     (111,612)      16.36
Terminated or canceled. . . . . .    (152,534)         --     (105,331)         --     (116,455)         --
                                     --------                 --------                 --------
Balance at December 31. . . . . .     242,694       23.74      180,597       24.81      165,078       23.06
                                     ========                 ========                 ========

17 - Earnings Per Common Share

      Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                                       1994          1993          1992
                                                                    ----------    ----------    ----------
      Primary . . . . . . . . . . . . . . . . . . . . . . . . . .   26,914,657    26,324,549    25,901,186
      Fully diluted . . . . . . . . . . . . . . . . . . . . . . .   30,362,932    30,355,263    29,488,679

      Primary earnings per common share were computed by dividing net income applicable to common and common-equivalent shares by the weighted average common and common-equivalent shares outstanding during the period (common share equivalents include the preferred stock of pooled companies). Fully diluted earnings per common share were computed by adjusting net income for interest expense (net of income taxes) associated with pooled companies' convertible debt. The adjusted net income was then divided by the weighted average of common and common-equivalent shares outstanding plus the number of shares which would have been outstanding during the year had the Class A convertible preferred stock and the pooled companies' convertible debt and preferred stock been converted in accordance with their respective governing instruments. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

      The adjustment of net income for the pooled companies' convertible debt interest expense (net of income taxes) was as follows:

                                                                      1994            1993            1992
                                                                     ------          ------          ------
                                                                                 (In thousands)
Interest expense adjustment . . . . . . . . . . . . . . . . . . .      $--             $4              $85

18 - Dividends Per Common Share

      Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests. The following table presents dividends declared by entities pooled during 1994, 1993, and 1992 prior to their combinations with the Company.

                                                  1994                    1993                    1992
                                          ---------------------   ---------------------   ---------------------
                                                         Per                     Per                     Per
                                                     Equivalent              Equivalent              Equivalent
Pooled Entity                             Historical    Share     Historical    Share     Historical    Share
- ---------------------------------------   ---------- ----------   ---------- ----------   ---------- ----------

First Dodge City Bancshares, Inc. . . .    $58.46      $ .52       $132.00     $1.17       $142.73      $1.27
Southgate Banking Corporation . . . . .       n/a        n/a            --        --            --         --
Nichols Hills Bancorporation, Inc.  . .       n/a        n/a           .43       .48            --         --
Commercial Landmark Corporation . . . .       n/a        n/a           .93       .72            --         --
Western National Bancorporation, Inc. .       n/a        n/a            --        --            --         --
Ponca Bancshares, Inc.  . . . . . . . .       n/a        n/a           .99       .81           .15        .12
KNB Bancshares, Inc.  . . . . . . . . .       n/a        n/a           n/a       n/a          3.06        .22
Mission Hills Bancshares, Inc.  . . . .       n/a        n/a           n/a       n/a          1.51        .44
United Bank of Kansas, Inc. . . . . . .       n/a        n/a           n/a       n/a         17.78        .61
Fourth National Corporation . . . . . .       n/a        n/a           n/a       n/a           .25        .44

19 - Restrictions on Intercompany Funds Transfers

      Restrictions imposed by federal law limit the transfer of funds to the Company and certain other affiliates from a subsidiary bank in the form of loans or other extensions of credit, investments, and purchases of assets. Transfers by a subsidiary bank to the Company or any such single affiliate may not exceed 10% and transfers in the aggregate may not exceed 20% of the bank's capital, surplus, and undivided profits, after adding back the allowance for credit losses and subtracting certain intangibles. Based on these limitations, approximately $56,638,000 was available for transfer to the Company at December 31, 1994. In addition, the approval of the Comptroller of the Currency is required if dividends declared by any of the Company's national bank subsidiaries in 1995 exceed the bank's net profits for that year combined with its retained net profits for 1993 and 1994. In 1995, the subsidiary banks may distribute to the Company (in addition to their 1995 net profits) an aggregate of approximately $39,944,000 in dividends without approval from regulatory agencies.

20 - Derivatives and Other Financial Instruments with Off-Balance-Sheet
Risk

      In the normal course of business in meeting the investment and financing needs of its customers and managing its own exposure to fluctuations in interest rates, the Company is a party to various financial instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statements of Condition.

Derivative financial instruments held for trading purposes:

      The Company enters into forward foreign currency contracts to primarily assist customers with their foreign currency needs related to foreign manufacturing operations, exporting, or importing. These customer-driven contracts are generally hedged with offsetting contracts. The Company's net position in forward foreign currency contracts plus due from bank accounts denominated in foreign currencies cannot exceed $2,500,000 on a daily basis. The market value gains and losses relating to forward foreign currency contracts are recorded at settlement in "Other noninterest income." The contracts held at December 31, 1993 all matured in January 1994. The contracts outstanding at December 31, 1994 will all mature by March 15, 1995.

      The Company maintains a trading account in which it takes positions in the interest-rate futures markets based on expectations of future market conditions. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Initial margin requirements are met in cash or other instruments and changes in the contract value are settled daily and the gains or losses recorded in "Other noninterest income." The interest rate futures generally have contractual terms of up to six months, although the instruments are rarely held that long. It is the Company's policy to limit the contracts outstanding to $5,000,000.

      The contract amounts of derivative financial instruments held for trading purposes at December 31, 1994 and 1993 were as follows:

                                                                                            Contract Amount
                                                                                       -------------------------
                                                                                              December 31,
                                                                                       -------------------------
                                                                                          1994           1993
                                                                                       ----------     ----------
                                                                                            (In thousands)
Forward foreign currency contracts
  Commitments to purchase . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $390        $1,506
  Commitments to sell . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         461           211
Interest rate futures contracts . . . . . . . . . . . . . . . . . . . . . . . . . .          --            --

      The following table presents the fair value of derivatives held for trading purposes at December 31, 1994 and on average for 1994. As permitted by FAS No. 119, "Disclosure about Derivative Financial
Instruments and Fair Value of Financial Instruments," comparable disclosures for December 31, 1993 and on average for 1993 have not been presented.

                                                                                                   1994
                                                                                           --------------------
                                                                                                Fair Value
                                                                                           --------------------
                                                                                                       Average
                                                                                           Year-end    for year
                                                                                           ---------   --------
                                                                                              (In thousands)
  Forward foreign currency contracts
    Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   464    $ 1,989
    Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        394      1,991

  Interest rate futures contracts
    Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    --    $    --
    Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          *

____________
* Less than $1,000.

         The fair values of forward foreign currency and interest rate futures contracts represent an estimate of the accounting loss the Company would incur if any party to the financial instrument failed completely to perform and any collateral proved to be of no value to the Company. The net trading revenues arising from the Company's derivative trading activities for 1994 were not significant.

Derivative financial instruments held for purposes other than trading:

      From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. Interest rate swaps involve the contractual exchange of fixed and floating rate interest payments based on established notional amounts. The notional amounts do not represent direct credit exposure. Credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which is accrued as interest receivable or payable and generally netted and settled quarterly. The net interest accrued and received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Net interest income for 1994 includes $1,544,000 attributable to interest rate swaps. The effect of interest rate swaps on 1993 was to increase net interest income by $19,000.

      At December 31, 1994 and 1993 interest rate swaps were as follows:

                                                                      December 31, 1994
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $151,000           18 months (1)        6.05%           5.90%
Pay fixed rate . . . . . . . . . . . . . .       100,000            4 months            5.79%           4.25%

                                                                      December 31, 1993
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $ 51,000           29 months (1)        5.89%           3.47%
Pay fixed rate . . . . . . . . . . . . . .       200,000           10 months            3.44%           3.94%

- -------------
(1)   The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

      Activity in interest rate swaps is summarized below:

                                                                                     Receive           Pay
                                                                                    Fixed Rate      Fixed Rate
                                                                                    ----------      ----------
                                                                                 (Notional amounts, in thousands)
Balance, January 1, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,000        $     --
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,000         200,000
                                                                                     --------        --------

Balance, December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,000         200,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        (100,000)
                                                                                     --------        --------

Balance, December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
                                                                                     ========        ========

      At December 31, 1994, the Company was committed under agreements with the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation to sell $4,080,000 of 10- to 30-year fixed-rate residential mortgage loans with coupons ranging from 8.59% to 9.39%. Residential mortgage loans held for sale included $206,000 of such loans at December 31, 1994. These commitments were all met in January 1995.

Other financial instruments with off-balance-sheet risk:

      Single-family mortgage loans which the Company's subsidiaries originate for sale are sold without recourse. However, the Company is obligated under recourse provisions related to $39,873,000 of loans associated with its purchased mortgage servicing. The Company assesses the credit risk of these and other loan commitments when evaluating the adequacy of the allowance for credit losses.

      Commitments to extend credit are agreements to lend to a customer as long as the customer is in compliance with the conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for direct extensions of credit. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. Standby letters of credit irrevocably obligate the issuing bank to pay a third-party beneficiary when a customer fails to repay an outstanding debt instrument or fails to perform some contractual non-financial obligation. Standby letters of credit are primarily issued to secure bonds from insurance companies, provide security for self-insured portions of workers compensation insurance, and collateralize guaranties or secure loans to other financial institutions. A commercial letter of credit is issued to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated as intended. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Substantially all letters of credit mature within two years. The following table summarizes the contract amount of the Company's commitments to extend credit.

                                                                                            Contract Amount
                                                                                       -------------------------
                                                                                              December 31,
                                                                                       -------------------------
                                                                                          1994           1993
                                                                                       ----------     ----------
                                                                                            (In thousands)
Commitments to extend credit:
  Standby letters of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  101,440      $ 91,810
  Commercial letters of credit. . . . . . . . . . . . . . . . . . . . . . . . . . .        24,181        13,728
  Credit card lines . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       480,809       329,183
  Funding of 1-4 family residential mortgage loans. . . . . . . . . . . . . . . . .        51,192       117,151
  Other loan commitments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,328,674     1,015,098

21 - Fair Values of Financial Instruments

      The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1993.

                                                                  1994                        1993
                                                        ------------------------    ------------------------
                                                         Carrying        Fair        Carrying        Fair
                                                          Amount         Value        Amount         Value
                                                        ----------    ----------    ----------    ----------
                                                                           (In thousands)
Trading instruments:
  Debt securities . . . . . . . . . . . . . . . . . .   $      463    $    463      $      474    $      474
  Equity securities . . . . . . . . . . . . . . . . .          256         256              --            --
  Foreign exchange contracts
    Assets. . . . . . . . . . . . . . . . . . . . . .           --         464              --           208
    Liabilities . . . . . . . . . . . . . . . . . . .           --        (394)             --        (1,505)

Nontrading instruments:
  Cash and due from banks . . . . . . . . . . . . . .      435,879     435,879         320,660       320,660
  Interest-bearing deposits in other
   financial institutions . . . . . . . . . . . . . .          499         501           3,025         3,072
  Federal funds sold and securities purchased
   under agreements to resell . . . . . . . . . . . .        4,670       4,670           6,063         6,063
  Securities. . . . . . . . . . . . . . . . . . . . .    2,937,130   2,827,416       2,962,702     2,964,463
  Loans and leases. . . . . . . . . . . . . . . . . .    4,005,667   3,944,021       3,351,912     3,376,884
  Deposits. . . . . . . . . . . . . . . . . . . . . .   (5,647,148) (5,643,023)     (5,436,563)   (5,479,009)
  Federal funds purchased, securities sold under
   agreements to repurchase, and other borrowings . .     (976,707)   (976,707)       (514,629)     (514,629)
  Federal Home Loan Bank borrowings . . . . . . . . .     (441,097)   (440,268)       (250,000)     (251,402)
  Long-term debt. . . . . . . . . . . . . . . . . . .       (4,685)     (4,729)        (20,283)      (20,646)
  Interest-rate swaps relating to:
    Securities
      Assets. . . . . . . . . . . . . . . . . . . . .           --          --              --            26
      Liabilities . . . . . . . . . . . . . . . . . .           --      (5,045)             --           (24)
    Loans
      Liabilities . . . . . . . . . . . . . . . . . .           --      (1,571)             --            --
    Deposits
      Assets. . . . . . . . . . . . . . . . . . . . .           --         824              --           154
      Liabilities . . . . . . . . . . . . . . . . . .           --          --              --          (721)

      The carrying amounts in the table are included in the Statements of Condition under the indicated captions.

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

      Interest-bearing deposits in other financial institutions:   Fair
      values of these fixed-rate certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar maturities.

      Federal funds sold and securities purchased under agreements to resell: The carrying amounts of federal funds sold and securities purchased under agreements to resell approximate their fair values.

      Securities: Fair values for debt and equity securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

      Loans and leases: Except for variable-rate one-to-four-family mortgage loans, the fair values of variable-rate loans that reprice in accordance with indices were estimated to be equal to carrying values. A significant portion of a credit card portfolio's value results from the ongoing cardholder relationship that generates receivables and fees over time. This relationship value is not defined as a financial instrument and therefore not disclosed under FAS No. 107. The carrying values of the credit card receivables approximate their fair values.
      The fair values for one-to-four- family variable-rate and fixed-rate mortgage loans were based on quoted market prices of similar loans, adjusted for differences in loan characteristics. The fair values of other fixed-rate loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms. Because the allowance for credit losses provides for the credit risk inherent in the loan and lease portfolio, neither the cash flows nor discount rates were adjusted to reflect changes in credit risk subsequent to when loans were originated. Nonperforming loans have not been discounted.

      Deposits: For deposits with no defined maturities, demand deposits, interest-bearing checking deposits, and savings deposits, FAS No. 107 defines fair value as the amount payable on demand at the reporting date (i.e., their carrying amounts). Included in "Intangible assets" at December 31, 1994 was $12,727,000 (net of accumulated amortization) representing the value of core deposits assumed in deposit assumption transactions. The value of the core deposit relationships built by the Company over time was neither considered in the fair value amounts nor recorded as an intangible asset in the statements of condition. The carrying amounts for variable-rate certificates of deposit approximated their fair values at the reporting date. Fair values for fixed-rate certificates of deposit were estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates with similar maturities.

      Federal funds purchased, securities sold under agreements to repurchase, and other borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

      Federal Home Loan Bank borrowings: The carrying amounts of the variable-rate FHLB borrowings approximate their fair values. A discounted cash flow analysis, using the current rates on FHLB borrowings of similar maturities, was used to estimate the fair values of the fixed-rate borrowings.

      Long-term debt: The fair value of the Company's long-term debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

      Off-balance-sheet instruments: No premium or discount was ascribed to loan commitments because virtually all funding will be at current market rates. The estimated fair values of the interest rate swaps generally represent an estimate of the amount the Company would receive or pay to terminate the agreement at the reporting date. These values were based on dealer quotes with respect to the amortizing swaps. For swaps with fixed maturities, the estimated values represent the present value of the cash flow stream discounted at current interest rate spreads. Fair values of forward foreign currency and interest rate futures contracts were based on quoted market prices.

22 - Commitments and Contingencies

      At December 31, 1994, the Company was committed to make future rental payments under several long-term lease agreements for land, buildings, and equipment. There were no material capital leases. Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1994 are as follows:


                         Years ending December 31,                (In thousands)
                         -------------------------                --------------
                                   1995 . . . . . . . . . . . . .     $ 4,491
                                   1996 . . . . . . . . . . . . .       4,021
                                   1997 . . . . . . . . . . . . .       3,583
                                   1998 . . . . . . . . . . . . .       3,392
                                   1999 . . . . . . . . . . . . .       2,697
                                   Later years  . . . . . . . . .      13,089
                                                                      -------

                                     Total  . . . . . . . . . . .     $31,273
                                                                      =======

      Total rental expense (net of sublease income, which is not material) amounted to $5,214,000, $5,676,000, and $7,005,000 for 1994,
1993, and 1992, respectively.

      The Company and its subsidiaries are defendants in various legal proceedings that arise in the ordinary course of business. Claims in various amounts of up to approximately $20,000,000 have been asserted in some of these proceedings. However, after consultation with legal counsel, management believes that potential liabilities, if any, arising from these claims would not have a material adverse effect on the Company's business or financial condition.

23 - Condensed Financial Information of Parent Corporation

      In the following condensed financial information of Fourth
Financial Corporation (parent only), investments in subsidiaries are recorded using the equity method of accounting.

Fourth Financial Corporation (Parent Only)
Condensed Statements Of Condition

                                                                                              December 31,
                                                                                        ------------------------
                                                                                           1994          1993
                                                                                        ----------    ----------
                                                                                             (In thousands)
Assets:
  Cash in subsidiary banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,954      $    862
  Interest-bearing deposits in subsidiary banks. . . . . . . . . . . . . . . . . . .       12,543         1,856
  Securities repurchase agreement with subsidiary bank . . . . . . . . . . . . . . .       16,600        23,100
  Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,111           893
  Trading securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          256           252
  Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,983        18,281
  Investments in bank subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . .      490,688       492,195
  Investments in other subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . .       31,544        46,615
  Other assets (including receivables from subsidiaries
   of $4,964 in 1994 and $4,718 in 1993) . . . . . . . . . . . . . . . . . . . . . .       11,789         9,803
  Cost in excess of net assets acquired. . . . . . . . . . . . . . . . . . . . . . .       48,240        42,157
                                                                                         --------      --------

    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $634,708      $636,014
                                                                                         ========      ========

Liabilities And Stockholders' Equity:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,000      $     --
  Other liabilities (including amounts owed to subsidiaries
   of $46 in 1994 and $314 in 1993). . . . . . . . . . . . . . . . . . . . . . . . .        8,266         9,744
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,375        19,420
                                                                                         --------      --------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,641        29,164
  Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      602,067       606,850
                                                                                         --------      --------

    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .     $634,708      $636,014
                                                                                         ========      ========

Fourth Financial Corporation (Parent Only)
Condensed Statements of Income

                                                                                    Year Ended December 31,
                                                                             ----------------------------------
                                                                               1994         1993         1992
                                                                             --------     --------     --------
                                                                                       (In thousands)
Dividends from subsidiaries:
  Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $126,245     $ 76,449     $ 57,580
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,000          470          250
Fee income (principally from subsidiaries) . . . . . . . . . . . . . . . .     59,636       57,382       39,370
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,587        1,775        3,555
Investment securities gains (losses) . . . . . . . . . . . . . . . . . . .         (5)         161           --
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          315           --
                                                                             --------     --------     --------
    Total income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    205,463      136,552      100,755
                                                                             --------     --------     --------

Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . .     36,987       33,023       21,660
Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .      9,699       11,532        8,204
Net occupancy (includes rent paid to bank subsidiaries
 of $2,515 in 1994, $2,371 in 1993, and $1,632 in 1992). . . . . . . . . .      3,399        3,039        2,024
Professional fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,225        2,482        2,407
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,209        2,279        3,593
Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,187        2,180        1,780
Fees paid to bank subsidiaries . . . . . . . . . . . . . . . . . . . . . .        404           42          196
Amortization of cost in excess of net assets acquired. . . . . . . . . . .      3,300        2,765        2,713
Merger and integration costs . . . . . . . . . . . . . . . . . . . . . . .      1,886        1,936        2,386
Other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,205       12,655        6,766
                                                                             --------     --------     --------
    Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     76,501       71,933       51,729
                                                                             --------     --------     --------

Income before income taxes, cumulative effect of a change in
 accounting principle, and undistributed net income of subsidiaries. . . .    128,962       64,619       49,026
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,018        4,030        1,573
Cumulative effect of a change in accounting for income taxes . . . . . . .         --          681          384
Net income of subsidiaries in excess of (less than) dividends received . .    (50,858)       7,962       14,216
                                                                             --------     --------      -------

      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 83,122     $ 77,292      $65,199
                                                                             ========     ========      =======

Fourth Financial Corporation (Parent Only)
Condensed Statements of Cash Flows

                                                                               Year Ended December 31,
                                                                           --------------------------------
                                                                             1994        1993        1992
                                                                           --------    --------    --------
Increase (Decrease) in Cash and Cash Equivalents                                     (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 83,122    $ 77,292    $ 65,199
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . .      8,454       7,728       6,400
    Write-down of goodwill associated with a
     pooling transaction and other asset write-downs . . . . . . . . . .      1,061       1,250          --
    Net income of subsidiaries (in excess of) less than
     dividends received. . . . . . . . . . . . . . . . . . . . . . . . .     50,858      (7,962)    (14,216)
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .       (108)       (889)       (275)
    Investment securities (gains) losses . . . . . . . . . . . . . . . .          5        (161)         --
    (Gain) loss on sale of equipment . . . . . . . . . . . . . . . . . .         25          (8)        377
    Change in assets and liabilities, net of effects
     from purchases of acquired entities:
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,308)     (4,561)       (707)
      Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     (1,299)      1,411       1,218
                                                                           --------    --------    --------
        Net cash provided by operating activities. . . . . . . . . . . .    140,810      74,100      57,996
                                                                           ---------   --------    --------

Cash Flows From Investing Activities:
  Purchase of banks, net of cash acquired. . . . . . . . . . . . . . . .    (90,720)    (30,043)     (9,951)
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . .     (6,971)    (11,001)     (3,310)
  Proceeds from sales of premises and equipment. . . . . . . . . . . . .         10          25       1,559
  Purchase of available-for-sale securities. . . . . . . . . . . . . . .       (368)       (901)         --
  Proceeds from sales of available-for-sale securities . . . . . . . . .          5          --          --
  Investments in subsidiaries. . . . . . . . . . . . . . . . . . . . . .       (500)    (15,290)    (57,520)
  Liquidation of subsidiaries. . . . . . . . . . . . . . . . . . . . . .        637          --          --
                                                                           --------    --------    --------
        Net cash used in investing activities. . . . . . . . . . . . . .    (97,907)    (57,210)    (69,222)
                                                                           --------    --------    --------

Cash Flows From Financing Activities:
  Net change in commercial paper . . . . . . . . . . . . . . . . . . . .         --        (425)     (2,751)
  Net change in other borrowings . . . . . . . . . . . . . . . . . . . .     20,000      (5,850)     (7,256)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . .         --          --       1,028
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .    (15,045)    (14,065)    (10,502)
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . .    (10,018)     (3,245)         --
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . .    (27,662)    (22,705)    (16,768)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .     (7,000)     (7,000)     (5,368)
  Proceeds from issuance of preferred stock, net of offering costs . . .         --          --      96,920
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . .      2,544       3,407       2,470
  Purchase of minority stockholder interest. . . . . . . . . . . . . . .        (36)         --          --
  Net change in stock option loans . . . . . . . . . . . . . . . . . . .        (99)       (726)        (18)
  Capital transactions of pooled companies . . . . . . . . . . . . . . .       (308)     (1,670)     (2,263)
                                                                           --------    --------    --------
        Net cash provided by (used in) financing activities. . . . . . .    (37,624)    (52,279)     55,492
                                                                           --------    --------    --------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . .      5,279     (35,389)     44,266
Cash and cash equivalents at beginning of year . . . . . . . . . . . . .     25,818      61,207      16,941
                                                                           --------    --------    --------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . .   $ 31,097    $ 25,818    $ 61,207
                                                                           ========    ========    ========

Supplemental Disclosures:
  Cash and cash equivalents:
    Cash in subsidiary banks . . . . . . . . . . . . . . . . . . . . . .   $  1,954    $    862    $    642
    Interest-bearing deposits in subsidiary banks. . . . . . . . . . . .     12,543       1,856       4,665
    Securities repurchase agreements with subsidiary bank. . . . . . . .     16,600      23,100      55,900
                                                                           --------    --------    --------
        Total cash and cash equivalents. . . . . . . . . . . . . . . . .   $ 31,097    $ 25,818    $ 61,207
                                                                           ========    ========    ========

  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,165    $  2,306    $  3,786
                                                                           ========    ========    ========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 29,455    $ 21,689    $ 16,094
                                                                           ========    ========    ========

  Detail of entities acquired:
    Fair value of bank stock and other assets acquired . . . . . . . . .   $ 77,629    $ 20,986    $  7,784
    Cost in excess of net assets acquired. . . . . . . . . . . . . . . .     13,091       9,328       2,167
                                                                           --------    --------    --------

        Cash paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 90,720    $ 30,314    $  9,951
                                                                           ========    ========    ========






                         FOURTH FINANCIAL CORPORATION
                        REPORT OF INDEPENDENT AUDITORS






The Board of Directors and Stockholders
Fourth Financial Corporation

      We have audited the accompanying consolidated statements of condition of Fourth Financial Corporation as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1992 financial statements of Commercial Landmark Corporation, Western National Bancorporation, Inc. or Ponca Bancshares, Inc., which statements reflect interest income constituting 14% of consolidated interest income. Those statements were audited by other auditors and our opinion, insofar as it relates to data included for these companies, is based solely on the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fourth Financial Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in Notes 1, 5 and 14 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and investment securities.



                                              /s/  Ernst & Young LLP

                                              Ernst & Young LLP

Wichita, Kansas
January 17, 1995,
except for the last paragraph
of Note 5, as to which the
date is February 23, 1995





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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western National Bancorporation, Inc. and subsidiary as of December 31, 1992 and 1991, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP

                                        ARTHUR ANDERSEN LLP



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




                                  /s/ Sartain Fischbein & Co.

February 19, 1993                 SARTAIN FISCHBEIN & CO.











                  PONCA BANCSHARES, INC.




                 Independent Auditors' Report


The Board of Directors
Ponca Bancshares, Inc.
Ponca City, Oklahoma

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




/S/ GRA, Thompson, White & Co., P.A.

GRA, THOMPSON, WHITE & CO., P.A.


September 16, 1993












                       SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         Year Ended December 31,
                                                       ----------------------------------------------------------
                                                          1994        1993(1)     1992(1)     1991(1)     1990(1)
                                                       ----------  ----------  ----------  ----------  ----------
                                                              (Dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income . . . . . . . . . . . . . . . . . .  $  483,474  $  443,913  $  438,888  $  492,036  $  482,193
  Interest expense. . . . . . . . . . . . . . . . . .     206,554     179,502     197,531     278,281     299,070
  Net interest income . . . . . . . . . . . . . . . .     276,920     264,411     241,357     213,755     183,123
  Net interest income (fully tax-equivalent)(2) . . .     285,706     274,630     252,664     226,929     198,123
  Provision for credit losses . . . . . . . . . . . .         275       6,965      21,358      43,926      49,527
  Noninterest income. . . . . . . . . . . . . . . . .      97,835      86,282      80,794      83,542      65,960
  Noninterest expense(3). . . . . . . . . . . . . . .     250,435     254,342     218,549     211,376     188,258
  Net income before extraordinary item and cumula-
   tive effect of a change in accounting principle. .      83,122      66,710      62,696      31,766       5,304
  Net income. . . . . . . . . . . . . . . . . . . . .      83,122      77,292      65,199      33,163       9,204
  Net income applicable to common and common-
   equivalent shares. . . . . . . . . . . . . . . . .      76,122      70,292      59,248      33,163       9,204
Per Common Share Data(4):
  Earnings per common and common-equivalent share:
    Primary . . . . . . . . . . . . . . . . . . . . .     $  2.83     $  2.67     $  2.29     $  1.33     $   .40
    Fully diluted . . . . . . . . . . . . . . . . . .        2.74        2.55        2.21        1.30         .40
    Fully diluted as originally reported(1) . . . . .        2.74        2.54        2.16        1.24         .98
  Common dividend(5). . . . . . . . . . . . . . . . .        1.04         .98         .88         .88         .88
  Book value(6) . . . . . . . . . . . . . . . . . . .       18.67       18.73       16.65       15.29       14.68
  Average common and common-equivalent
   shares outstanding (000s). . . . . . . . . . . . .      26,915      26,325      25,901      25,008      22,814
  Year-end common shares outstanding (000s) . . . . .      26,896      27,054      25,809      25,016      24,795
  Year-end common shares outstanding
   assuming full dilution (000s). . . . . . . . . . .      30,344      30,503      30,169      26,032      25,453
Earnings Performance Ratios(7):
  Return on assets. . . . . . . . . . . . . . . . . .        1.13%       1.16%       1.10%        .57%        .17%
  Return on total stockholders' equity. . . . . . . .       13.94       13.72       13.06        8.78        2.61
  Return on common stockholders' equity . . . . . . .       15.34       15.25       14.39        8.84        2.63
Summary Statement of Condition Information:
  Year-end assets . . . . . . . . . . . . . . . . . .  $7,729,340  $6,886,063  $6,712,696  $5,790,555  $5,899,188
  Year-end loans and leases . . . . . . . . . . . . .   4,005,667   3,351,912   2,922,576   2,881,931   3,065,193
  Year-end allowance for credit losses. . . . . . . .      71,874      67,617      74,395      70,814      64,065
  Year-end long-term debt . . . . . . . . . . . . . .       4,685      20,283      35,935      53,348      23,887
  Year-end common stockholders' equity. . . . . . . .     502,067     506,850     429,770     382,522     363,942
  Year-end stockholders' equity . . . . . . . . . . .     602,067     606,850     533,411     385,609     366,453
  Average assets. . . . . . . . . . . . . . . . . . .   7,331,210   6,681,439   5,917,051   5,780,064   5,329,309
  Average loans and leases. . . . . . . . . . . . . .   3,584,022   3,038,112   2,899,130   2,996,076   2,904,427
  Average investment securities . . . . . . . . . . .   3,035,350   2,937,396   2,308,543   1,952,698   1,452,593
  Average deposits. . . . . . . . . . . . . . . . . .   5,564,070   5,443,857   5,026,398   5,061,336   4,616,020
  Average common stockholders' equity . . . . . . . .     496,206     460,979     411,758     375,346     349,698
  Average stockholders' equity. . . . . . . . . . . .     596,206     563,291     499,242     377,857     352,209
Asset Quality Ratios:
  Allowance for credit losses/year-end loans
   and leases . . . . . . . . . . . . . . . . . . . .        1.79%       2.02%       2.55%       2.46%       2.09%
  Nonperforming assets/year-end loans plus other
   real estate and nonperforming assets . . . . . . .         .88        1.31        2.01        3.44        4.45
  Allowance for credit losses/year-end
   nonperforming loans. . . . . . . . . . . . . . . .      242.82      196.96      190.39      116.72       75.20
  Net charge-offs/average loans and leases. . . . . .         .04         .56         .83        1.26        1.17
Capital Ratios:
  Stockholders' equity/assets(7). . . . . . . . . . .        8.13%       8.43%       8.44%       6.54%       6.61%
  Leverage ratio(8)(9). . . . . . . . . . . . . . . .        7.16        7.52
  Tier I risk-based capital(9)(10). . . . . . . . . .       11.05       12.68
  Total risk-based capital(9)(10) . . . . . . . . . .       12.30       13.93
  Common dividend payout ratio(11). . . . . . . . . .       36.75       36.70       38.43       66.17      220.00

____________
 (1) Prior year financial statements have been restated to reflect poolings of interests, refer to Notes 2 and 3 of the
     Notes to Consolidated Financial Statements.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the Company's annual report for the year indicated.
 (2) Stated on a tax-equivalent basis assuming a marginal tax rate of 35% in 1994 and 1993 and 34% in the previous years.
 (3) Noninterest expense included nonoperating charges of $2.8 million, $7.6 million, and $4.8 million for 1994, 1993, and 1992, respectively.
 (4) Adjusted for the five-for-four stock split effected as a 25% stock dividend on March 1, 1990.
 (5) Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
 (6) Refer to Note 1 of the Notes to Consolidated Financial Statements regarding the adoption of FAS No. 115 as of
     December 31, 1993.
 (7) Based on daily averages for all statement of condition items.
 (8) Tier I capital/fourth quarter average assets less certain intangibles.
 (9) Not computed for 1992, 1991, and 1990 to reflect poolings of interests.
(10) Tier I capital is composed of common stockholders' equity less certain intangibles plus preferred stockholders'
     equity.  Tier I capital does not include any unrealized gain or loss on securities available for sale.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-weighted assets.
(11) Common dividend per share divided by primary earnings per share.






           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Performance Summary

      Net income for 1994 was $83.1 million compared to $77.3 million for 1993 and $65.2 million for 1992. Fully diluted earnings per share were $2.74, $2.55, and $2.21 for 1994, 1993, and 1992, respectively.
For 1994, return on assets and return on common equity were 1.13% and 15.34%, respectively. Return on assets was 1.16% for 1993 and 1.10% for 1992; return on common equity was 15.25% and 14.39% for the respective prior periods.

      These financial results reflect acquisitions accounted for as poolings of interests for the entire three-year period, as prior periods have been restated. However, acquisitions accounted for using the purchase method of accounting are only included in the results of operations for the periods subsequent to acquisition. The following schedule details the acquisitions completed during 1992, 1993, and 1994.

                                                                                                    Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
- -------------  ------------------------------------  ------------  ---------- ---------- ---------- --------
                                                                                  (In thousands)
1992 -
- -------
 July 31       Farmers and Merchants Bank,              "FMB"       Purchase  $   66,827  $  8,921         --
                 Colby, KS
 September 9   KNB Bancshares, Inc.,                    "KNB"       Pooling       99,256        --    267,390
                 Prairie Village, KS
 October 30    Mission Hills Bancshares, Inc.,          "MHB"       Pooling       94,762        --    358,709
                 Mission Woods, KS
 December 11   Southern Bancorp, Inc.,                  "SBI"       Purchase      64,510     9,951         --
                 Tulsa, OK
 December 30   United Bank of Kansas, Inc.,             "UBK"       Pooling      122,885        --    663,739
                 Liberal, KS
 December 31   Fourth National Corporation,             "FNC"       Pooling      368,325        --  1,639,941
                 Tulsa, OK

1993 -
- -------
 February 12   Southgate Banking Corporation,           "SBC"       Pooling       62,628        --    451,310
                 Prairie Village, KS
 May 14        Guaranty Bancorporation,                 "GB"        Purchase      82,606     4,386         --
                 Tulsa, OK
 May 28        Bancshares of Woodward, Inc.,            "BOW"       Purchase     130,192    17,859         --
                 Woodward and Waukomis, OK
 May 28        F&M Bank Services, Inc.,                 "FBS"       Purchase      61,565     8,068         --
                 Derby, KS
 May 28        Nichols Hills Bancorporation, Inc.,      "NHB"       Pooling       97,869        --    469,906
                 Nichols Hills, OK
 September 17  Commercial Landmark Corporation,         "CLC"       Pooling      465,060        --  1,874,812
                 Muskogee, OK
 December 3    Western National Bancorporation, Inc.,   "WNB"       Pooling      206,288        --  1,110,695(1)
                 Tulsa, OK
 December 10   Ponca Bancshares, Inc.,                  "PBI"       Pooling      117,275        --    478,395
                 Ponca City, OK

1994 -
- --------
 May 26        Equity Bank for Savings, F.A.          "Equity"      Purchase     491,506    90,720         --
                 Oklahoma City, OK
 May 31        Emprise Bank, National Association     "Emprise"     Purchase     258,731    31,206         --
                 Hutchinson, KS
 June 30       First Dodge City Bancshares, Inc.     "First Dodge"  Pooling      144,999        --    590,710(2)
                                                                              ----------  --------  ---------
                 Dodge City, KS
                                                                              $2,935,284  $171,111  7,905,607
                                                                              ==========  ========  =========

____________
(1)   An additional 108,748 shares were issued on December 3, 1993 to acquire the minority interest of WNB's bank subsidiary.
(2)   An additional 70,300 shares were issued and $36,000 cash paid on June 30, 1994 to acquire the minority interest of First Dodge's two bank subsidiaries.

      Three deposit assumption transactions also were completed during the three-year period ended December 31, 1994.

              Transaction                                        Liabilities          Cash
                 Date                     Location                 Assumed            Paid
            ---------------     ---------------------------     -------------     ------------
                                                                        (In thousands)
            March 27, 1992              Hays, KS                  $ 46,484          $    57
            December 31, 1992           Tulsa, OK                  349,355           14,856
            April 2, 1993               Mission, KS                 99,399            1,141
                                                                  --------          -------

                                                                  $495,238          $16,054
                                                                  ========          =======

      Net income for both 1993 and 1992 included cumulative effects of a change in accounting principle or an extraordinary gain. A new accounting standard, Financial Accounting Standard ("FAS") No. 109 - Accounting for Income Taxes, was implemented effective January 1, 1993 and resulted in an addition to 1993 income of $10.6 million ($.35 per fully diluted share). Two of the companies acquired in pooling-of-interests transactions in 1993 had elected to adopt FAS No. 109 early, resulting in the $2.4-million ($.08 per fully diluted share) income item in 1992. An extraordinary item of $130,000 ($.01 per fully diluted share) in 1992 reflects the utilization of a net operating loss carryforward by First Dodge, a pooled company. Income before the extraordinary item and the cumulative effect of the change in accounting principle was $83.1 million, $66.7 million, and $62.7 million for 1994, 1993, and 1992, respectively.

      Net interest income increased by $12.5 million to total $276.9 million for 1994 as compared to $264.4 million for 1993. The increase in net interest income was principally related to the increased volume of interest-earning assets from purchase acquisitions and internal loan growth. Total average interest-earning assets were $6.6 billion for 1994, a $598.8-million, or 9.9%, increase over the prior year. Comparing 1994 and 1993, average loans and leases increased $545.9 million. The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 4.30% in 1994 from 4.54% in 1993. The decline in net yield reflects the impact that the cyclical increase in interest rates has had on the Company's cost of funds.

      The provision for credit losses totaled $275,000 and $7.0 million for 1994 and 1993, respectively. Pooled companies accounted for $4.6 million of the provision for 1993. The lower 1994 provision reflects the strong allowance for credit losses and continued improvement in credit quality as demonstrated by a lower level of nonperforming assets and fewer net charge-offs.

      Noninterest income was $97.8 million in 1994, a $11.5-million increase over the 1993 noninterest income of $86.3 million. Investment securities gains recognized during 1994 totaled $3.6 million compared to $1.5 million for 1993. Fees collected in the normal course of business increased $9.0 million or 10.7% to total $93.7 million for 1994 from $84.7 million for 1993. Approximately 63% of the increase in fee income was attributable to business combinations accounted for as purchases. Increases in trust fees, service charges on deposit accounts, and bank card fees were also due to business development, the larger customer base, and price changes.

      Noninterest expense totaled $250.4 million in 1994, down $3.9 million as compared to 1993. For 1994 the gains on the sales of other real estate and nonperforming assets exceeded the costs of operation of such assets by $1.1 million. In 1993 the $3.3 million of net costs of operations of other real estate and nonperforming assets was primarily attributable to a pooled company. Merger and integration costs associated with poolings of interests totaled $2.8 million and $7.6 million for 1994 and 1993, respectively.

      Operating expenses (noninterest expense less merger and integration costs and net costs of operations of other real estate and nonperforming assets) increased 2.4% to total $248.6 million in 1994. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 65.51% for the current year compared to 67.54% for the prior year. Operating expense in 1993 included $5.9 million of accelerated core deposit and purchased mortgage servicing amortization, data processing hardware depreciation, software amortization, and other unusual items.

      Between 1993 and 1992 income before the extraordinary item and the cumulative effect of the change in accounting for income taxes increased $4.0 million to total $66.7 million for 1993 from $62.7 million for 1992. The $23.1-million increase in net interest income was related to the increased volume of interest-earning assets principally attributable to acquisitions. The larger customer base plus aggressive sales efforts resulted in a larger volume of service charge transactions, expanded brokerage and annuity sales activities, and additional merchant and credit cardholder sales volumes which contributed to the $5.5-million increase in noninterest income. The $14.4-million decrease in the provision for credit losses between 1993 and 1992 reflected a strong allowance for credit losses and improvement in credit quality as demonstrated by a lower level of nonperforming assets and fewer net charge-offs in 1993 as compared to 1992. The $35.8-million increase in noninterest expense principally reflects the Company's substantial acquisition activity in 1993 and 1992.

Net Interest Income

      For 1994, net interest income amounted to $276.9 million, representing an increase of $12.5 million or 4.7% over the $264.4 million earned during 1993. On a fully tax-equivalent basis, net interest income increased 4.0% to total $285.7 million in 1994 from $274.6 million in 1993. The increase in net interest income was attributable to the increase in earning assets associated with acquisitions and loan growth. Total average interest-earning assets were $6.6 billion for 1994, a $598.8-million or 9.9% increase over 1993. Purchase acquisitions completed in 1994 and 1993 account for most of this increase. Comparing 1994 and 1993, average loans and leases increased $545.9 million or 18.0%. Approximately 59% of the increase was attributable to internal loan growth with the remainder due to purchase acquisitions. Average investment securities only increased $98.0 million or 3.3% as the proceeds from maturities and prepayments were used to fund loan growth. Average deposits did not increase significantly. The increased deposits from acquisitions were offset by attrition, a reflection of increased bank and nonbank competition. As a result, the increased earning assets were principally funded by increases in federal funds purchased and securities sold under agreements to repurchase of $242.7 million and Federal Home Loan Bank borrowings of $251.1 million.

      Average interest-earning assets of $6.0 billion in 1993 were $704.7 million larger than the 1992 average interest-earning assets of $5.3 billion. This increase, principally due to acquisitions, resulted in the $23.1-million increase in net interest income for 1993 as compared to 1992.

      During both 1994 and 1993, the increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets. The 1994 net yield of 4.30% declined from 4.54% for 1993 and 4.73% for 1992. The declining net yield reflects the difference in repricing characteristics of the Company's assets and liabilities. Its deposits and borrowed funds have a shorter duration than its loans and securities. Consequently, as interest rates decreased in 1992, interest-bearing liabilities repriced faster than interest-earning assets resulting in a higher net yield during that period. However, during 1993, as the proceeds from investment security maturities and prepayments were reinvested at the lower rates which prevailed through 1993, the net yield declined. During 1994, the Board of Governors of the Federal Reserve System increased the discount rate 175 basis points. The resulting higher market interest rates were reflected in the increasing cost of interest-bearing liabilities and a lower net yield.

      Loan fees included in net interest income amounted to $11.2 million, $11.5 million, and $8.5 million for 1994, 1993, and 1992, respectively. The increase in loan fees between 1993 and 1992 reflected an increase in the volume of residential mortgage loan originations associated with home purchases and the refinancing of existing mortgages, both of which were stimulated by the relatively low mortgage interest rates. The pace of residential mortgage loan originations decreased during 1994 as mortgage interest rates increased. Also during 1994, origination fees were waived on $47.8 million of loans (1,321 loans) originated under the Company's new program for low-to-moderate income borrowers.

      The following table provides the dollar volume and the number of residential mortgage loan originations during each of the last three years.

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                   1994             1993             1992
                                                                ----------       ----------       ----------
                                                                           (Dollars in thousands)


Residential mortgage loan originations:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . .    $385,337         $451,966         $288,921
  Number of loans . . . . . . . . . . . . . . . . . . . . . .       5,887            6,789            4,190

      The following table summarizes the changes in net interest income on a fully tax-equivalent basis, by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes, to rates, and to both volumes and rates. Nonaccrual loans are included in the loan volumes used to calculate the following analysis of net interest income; however, interest collected on such loans is usually recorded as a reduction in loans outstanding and is excluded from interest income.

                                                                              1994 vs 1993
                                                             ---------------------------------------------
                                                                                      Change
                                                               Total              Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $ 41,758    $ 47,276   $ (4,557)   $   (961)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (136)       (157)        62         (41)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      (1,041)     (1,255)       648        (434)
    Taxable investment securities . . . . . . . . . . . .       1,894       6,917     (4,881)       (142)
    Tax-preferred investment securities(1). . . . . . . .      (4,294)     (2,545)    (1,920)        171
    Trading account securities(1) . . . . . . . . . . . .         (53)        (60)         9          (2)
                                                             --------    --------   --------    --------
      Total interest income change. . . . . . . . . . . .      38,128      50,176    (10,639)     (1,409)
                                                             --------    --------   --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .      (1,543)      1,564     (2,964)       (143)
    Time deposits . . . . . . . . . . . . . . . . . . . .         988         944         44          --
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      15,311       7,329      4,941       3,041
    Federal Home Loan Bank borrowings . . . . . . . . . .      12,357       9,920        959       1,478
    Other borrowings. . . . . . . . . . . . . . . . . . .       1,214         748        241         225
    Long-term debt. . . . . . . . . . . . . . . . . . . .      (1,275)     (1,104)      (335)        164
                                                             --------    --------   --------    --------
      Total interest expense change . . . . . . . . . . .      27,052      19,401      2,886       4,765
                                                             --------    --------   --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      11,076    $ 30,775   $(13,525)   $ (6,174)
                                                             --------    ========   ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .       1,433
                                                             --------

   Net interest income change . . . . . . . . . . . . . .    $ 12,509
                                                             ========


                                                                              1993 vs 1992
                                                             ---------------------------------------------
                                                                                      Change
                                                               Total              Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                            (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $ (6,450)   $ 12,925   $(18,554)   $   (821)
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (197)       (156)       (65)         24
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      (2,435)     (2,141)      (586)        292
    Taxable investment securities . . . . . . . . . . . .      16,126      43,940    (21,380)     (6,434)
    Tax-preferred investment securities(1). . . . . . . .      (3,026)       (973)    (2,119)         66
    Trading account securities(1) . . . . . . . . . . . .         (81)        (45)       (48)         12
                                                             --------    --------   --------    --------
      Total interest income change. . . . . . . . . . . .       3,937      53,550    (42,752)     (6,861)
                                                             --------    --------   --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .      (5,979)      8,462    (12,810)     (1,631)
    Time deposits . . . . . . . . . . . . . . . . . . . .     (19,402)      3,780    (22,492)       (690)
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .       3,019       4,614     (1,041)       (554)
    Federal Home Loan Bank borrowings . . . . . . . . . .       6,415       6,415         --          --
    Other borrowings. . . . . . . . . . . . . . . . . . .        (680)       (350)      (431)        101
    Long-term debt. . . . . . . . . . . . . . . . . . . .      (1,402)     (1,530)       220         (92)
                                                             --------    --------   --------    --------
      Total interest expense change . . . . . . . . . . .     (18,029)     21,391    (36,554)     (2,866)
                                                             --------    --------   --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      21,966    $ 32,159   $ (6,198)   $ (3,995)
                                                             --------    ========   ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .       1,088
                                                             --------

   Net interest income change . . . . . . . . . . . . . .    $ 23,054
                                                             ========

____________
 (1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35% in 1994 and 1993 and 34% in 1992.


      The following table presents average balances, income and expense, and yields and rates for 1994, 1993 and 1992.

                                            1994                       1993                       1992
                                -------------------------- -------------------------- --------------------------
                                  Average   Income/ Yield/   Average   Income/ Yield/   Average   Income/ Yield/
                                  Balance   Expense  Rate    Balance   Expense  Rate    Balance   Expense  Rate
                                ---------- -------- ------ ---------- -------- ------ ---------- -------- ------
                                                             (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2). . . $3,584,022 $304,938  8.51% $3,038,112 $263,180  8.66% $2,899,130 $269,630  9.30%
    Interest-bearing deposits
     in other financial
     institutions . . . . . . .      1,715       97  5.63       5,249      233  4.44       8,233      430  5.23
    Federal funds sold and
     securities purchased under
     agreements to resell . . .     19,663      824  4.19      60,025    1,865  3.11     119,501    4,300  3.60
    Investment securities:
      Taxable . . . . . . . . .  2,829,210  161,370  5.70   2,711,570  159,476  5.88   2,075,687  143,350  6.91
      Tax-preferred(1). . . . .    206,140   24,905 12.08     225,826   29,199 12.93     232,856   32,225 13.84
    Trading securities(1) . . .      2,227      126  5.58       3,348      179  5.31       4,048      260  6.49
                                ---------- --------        ---------- --------         --------- --------
        Total interest-earning
         assets(1). . . . . . .  6,642,977  492,260  7.41   6,044,130  454,132  7.51   5,339,455  450,195  8.43
  Cash and due from banks . . .    382,247                    346,361                    311,646
  Bank premises and
   equipment, net . . . . . . .    153,245                    134,400                    115,932
  Income receivable and
   other assets . . . . . . . .    138,580                    167,781                    179,591
  Intangible assets, net. . . .     85,194                     63,086                     44,498
  Allowance for credit losses .    (71,033)                   (74,319)                   (74,071)
                                ----------                 ----------                 ----------
        Total assets. . . . . . $7,331,210                 $6,681,439                 $5,917,051
                                ==========                 ==========                 ==========


Liabilities And Stockholders'
 Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest
       checking . . . . . . . . $2,178,052 $ 52,755  2.42% $2,116,957 $ 54,298  2.56% $1,856,594 $ 60,277  3.25%
      Time under $100,000 . . .  2,014,562   87,907  4.36   1,986,635   89,796  4.52   1,874,455  106,945  5.71
      Time of $100,000 or more.    386,044   16,862  4.37     392,341   13,985  3.56     433,702   16,238  3.74
                                ---------- --------        ---------- --------        ---------- --------
        Total interest-bearing
         deposits . . . . . . .  4,578,658  157,524  3.44   4,495,933  158,079  3.52   4,164,751  183,460  4.41
    Federal funds purchased
     and securities sold under
     agreements to repurchase .    637,956   27,245  4.27     395,290   11,934  3.02     260,364    8,915  3.42
    Federal Home Loan Bank
     borrowings . . . . . . . .    413,741   18,772  4.54     162,603    6,415  3.95          --       --    --
    Other borrowings. . . . . .     42,433    2,015  4.75      21,946      801  3.65      28,737    1,481  5.15
    Long-term debt. . . . . . .      9,427      998 10.58      18,320    2,273 12.41      31,390    3,675 11.71
                                ---------- --------        ---------- --------        ---------- --------
        Total interest-bearing
         liabilities. . . . . .  5,682,215  206,554  3.64   5,094,092  179,502  3.52   4,485,242  197,531  4.40
                                           --------                   --------                   --------
  Noninterest-bearing deposits.    985,412                    947,924                    861,647
  Other liabilities and
   minority interest in
   subsidiaries . . . . . . . .     67,377                     76,132                     70,920
                                ----------                 ----------                 ----------
        Total liabilities . . .  6,735,004                  6,118,148                  5,417,809
  Preferred stockholders'
   equity . . . . . . . . . . .    100,000                    102,312                     87,484
  Common stockholders' equity .    496,206                    460,979                    411,758
                                ----------                 ----------                 ----------
        Total stockholders'
         equity . . . . . . . .    596,206                    563,291                    499,242
                                ----------                 ----------                 ----------
        Total liabilities and
         stockholders' equity . $7,331,210                 $6,681,439                 $5,917,051
                                ==========                 ==========                 ==========
Net interest income(1). . . . .            $285,706                   $274,630                   $252,664
                                           ========                   ========                   ========
Rate Analysis:
  Interest income/
   interest-earning assets(1).                      7.41%                      7.51%                      8.43%
Interest expense/
   interest-earning assets . .                      3.11                       2.97                       3.70
                                                   -----                      -----                      -----
        Net yield on earning
         assets(1) . . . . . .                      4.30%                      4.54%                      4.73%
                                                   =====                      =====                      =====

___________
(1)   Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35% in 1994 and 1993 and 34% in 1992.
(2)   Nonaccrual loans are included in loans and leases.


Provision for Credit Losses

      The provisions for credit losses were $275,000, $7.0 million, and $21.4 million for 1994, 1993, and 1992, respectively. The provisions for 1993 and 1992 include $4.6 million and $5.8 million, respectively, associated with the current and prior year poolings of interests. The lower provision for credit losses in 1994 reflects the strong allowance for credit losses and continued improvement in credit quality as demonstrated by fewer net charge-offs and a lower level of nonperforming assets. Net charge-offs for 1994 totaled $1.5 million or .04% of average loans as compared to net charge-offs of $17.0 million or .56% of average loans for 1993 and $24.1 million or .83% of average loans for 1992. Nonperforming loans at December 31, 1994 were $29.6 million, down from $34.3 million at year-end 1993 and $39.1 million at year-end 1992. The ratio of allowance for credit losses to nonperforming loans increased to 242.82% at December 31, 1994, compared with 196.96% at December 31, 1993 and 190.39% at December 31, 1992.

Noninterest Income

      Total noninterest income was $97.8 million for 1994, representing an increase of $11.5 million or 13.4% over the $86.3 million recorded for 1993. Investment securities gains and unusual revenues increased $2.5 million and fees collected in the normal course of business increased $9.0 million or 10.7% to total $93.7 million for 1994 from $84.7 million for 1993. Approximately 63% of the increase in fees collected in the normal course of business was attributable to business combinations accounted for as purchases.

      Investment securities gains realized during 1994 totaled $3.6 million compared to $1.5 million in 1993. Substantially all of the securities gains recognized in 1994 were recorded in the first quarter when, in anticipation of rising interest rates, the Company elected to sell $448.7 million of its available-for-sale securities. In addition $151.2 million of investment securities principally acquired in the Equity acquisition were sold with no gain or loss recognized. The $1.5 million of investment securities gains recognized in 1993 were due principally to called bonds. During the second quarter of 1994 a gain of $471,000 was realized on the sale of the Company's investment in a data processing company which had been accumulated through various bank acquisitions.

      The most significant changes in fee income between 1994 and 1993 occurred in trust fees, service charges on deposit accounts, and bank card fees. Trust fees increased $2.5 million or 13.3%, service charges on deposit accounts increased $4.7 million or 14.1%, and bank card fees increased $3.8 million or 36.5%. Exclusive of purchase transactions, 1994 trust fees, service charges, and bank card fees each increased approximately 10% over the amounts earned in 1993. The increase in trust fees was the result of increased sales efforts and the introduction of Funds IV, a family of seven publicly traded no-load mutual funds managed by the trust division. The increase in service charges was attributable to both consumer and commercial customers. These increased revenues were due to commercial and retail account pricing changes, a reduction in waived fees, and a larger volume of fee-based transactions. The increased bank card fees reflect internal growth plus the acquisition of Equity, including its credit card division that serviced approximately 77,000 customer accounts.

      Brokerage and annuity sales commissions were $3.6 million for 1994 compared to $5.4 million for 1993. The $1.8-million decrease in brokerage and annuity sales commissions reflects a reduced volume of brokerage transactions associated with uncertain market conditions and the impact of an internal reorganization on this business. Foreign currency trading profits and foreign transaction fees increased 45.9% to total $1.1 million for 1994. The Company enters into foreign currency contracts primarily to assist customers with their foreign currency needs related to their foreign manufacturing operations, exporting, or importing.

      Other fee income for 1994 included an $82,000 loss on the sale of residential mortgage loans held for sale as compared with mortgage-loan-sales gains of $584,000 realized for 1993. Also included in other fee income were fees for providing data processing services to correspondent banks of $120,000 and $666,000 for the years ended December 31, 1994 and 1993, respectively. These services have been substantially discontinued.

      Total noninterest income was $86.3 million for 1993, as compared to $80.8 million for 1992. Investment securities gains were $1.5 million in 1993 and $2.9 million in 1992. The 1992 lawsuit settlement gain of $1.5 million was attributable to a pooled company. Fees collected in the normal course of business increased 11.2% to $84.7 million for 1993 from $76.2 million for 1992. The increased fees were principally due to increased service charges on deposit accounts and brokerage and annuity sales fees. Real estate loan service fees declined $883,000 between 1993 and 1992 due to accelerated prepayments on serviced loans in 1993 caused by the high volume of mortgage loan refinancings which was stimulated by low interest rates.

      The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the past three years.

                                                                                               Percent Change
                                                                                               ---------------
                                                               Year Ended December 31,          1993-    1992-
                                                          --------------------------------
                                                            1994        1993        1992        1994     1993
                                                          --------    --------    --------     ------   ------
                                                               (Dollars in thousands)
Fee income:
  Trust fees  . . . . . . . . . . . . . . . . . . . . .   $21,041     $18,577     $17,828        13.3%    4.2%
  Service charges on deposit accounts . . . . . . . . .    38,306      33,575      27,628        14.1    21.5
  Bank card fees  . . . . . . . . . . . . . . . . . . .    14,173      10,385       9,740        36.5     6.6
  Brokerage and annuity sales commissions . . . . . . .     3,620       5,355       3,530       (32.4)   51.7
  Trading account profits and commissions . . . . . . .       921         770         840        19.6    (8.3)
  Real estate loan service fees . . . . . . . . . . . .     2,654       2,399       3,282        10.6   (26.9)
  Safe deposit rent . . . . . . . . . . . . . . . . . .     1,611       1,443       1,273        11.6    13.4
  Travelers and official check
   fees and item handling charges . . . . . . . . . . .     2,442       2,205       2,335        10.7    (5.6)
  Foreign currency trading profits and foreign
   transaction fees . . . . . . . . . . . . . . . . . .     1,100         754         526        45.9    43.3
  Insurance premiums. . . . . . . . . . . . . . . . . .     1,967       1,564       1,369        25.8    14.2
  Other . . . . . . . . . . . . . . . . . . . . . . . .     5,897       7,662       7,802       (23.0)   (1.8)
                                                          -------     -------     -------
    Total fee income  . . . . . . . . . . . . . . . . .    93,732      84,689      76,153        10.7    11.2

Other revenues:
  Investment securities gains . . . . . . . . . . . . .     3,632       1,486       2,904         1.4X    (.5)
  Gain on sale of credit card loans . . . . . . . . . .        --          --         169
  Gain on sale of acquired stock. . . . . . . . . . . .       471          --          --
  RTC reimbursements  . . . . . . . . . . . . . . . . .        --         107          68                57.4
  Lawsuit settlement. . . . . . . . . . . . . . . . . .        --          --       1,500
                                                          -------     -------     -------
    Total noninterest income. . . . . . . . . . . . . .   $97,835     $86,282     $80,794        13.4     6.8
                                                          =======     =======     =======

  Fee income/average assets . . . . . . . . . . . . . .      1.28%       1.27%       1.29%
  Noninterest income/average assets . . . . . . . . . .      1.33%       1.29%       1.37%

Noninterest Expense

      Noninterest expense amounted to $250.4 million, $254.3 million, and $218.5 million for 1994, 1993, and 1992, respectively. Noninterest expense for each of these years includes certain nonoperating items such as net costs of operation of other real estate and nonperforming assets, merger and integration costs, and other unusual items.

      Gains from sales of other real estate and nonperforming assets exceeded the costs of operation of such assets, resulting in a net gain of $1.1 million in 1994 as compared to the net costs recorded in 1993 and 1992 of $3.3 million and $2.5 million, respectively. The costs of nonperforming assets in 1993 were principally attributable to a pooled company. As detailed in Note 13 of the Notes to Consolidated Financial Statements, merger and integration costs for each of the years included write-downs of excess facilities and equipment, severance and other compensation, system conversion costs, legal, accounting, and other costs all associated with the merger and integration of pooling-of-interests acquisitions.

      Operating expense amounted to $248.6 million and $242.7 million for 1994 and 1993, respectively. The 1993 operating expense included several unusual items: $1.2 million accelerated data processing hardware depreciation and software amortization related to the Company's commitment to improve its technology and systems; $2.8 million of additional core deposit intangibles amortization and $768,000 of FDIC exit/entrance fee amortization both associated with disintermediation of acquired deposits; and an acceleration of purchased mortgage servicing rights amortization associated with a more rapid pay-off of mortgage loans serviced for other investors. Amortization of purchased mortgage servicing rights was $993,000 in 1994 as compared to $2.1 million for 1993. Exclusive of these unusual items, operating expense increased $11.9 million, which was attributable to business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 65.51% for 1994 as compared to 67.54% for 1993.

      Operating expense increased $31.9 million or 15.1% to total $242.7 million for 1993 from $210.8 million for 1992. The Company's efficiency ratio was 67.54% for 1993 as compared to 64.12% for 1992.
In addition to the unusual 1993 expense items, the increased operating expenses and efficiency ratio reflect operating expenses of purchased business combinations subsequent to consummation (including intangible asset amortization) and normal inflation-related and other cost increases. The large number of acquisitions completed in 1992 and 1993 required a substantial commitment of resources for thorough assessment of credit and other business risks; software systems conversion and operations consolidation; and advertising, training, and other costs associated with changing to the BANK IV sales and credit culture, products, and services.

      The following table presents an analysis of noninterest expense for the past three years.

                                                                                               Percent Change
                                                                                               ---------------
                                                               Year Ended December 31,          1993-    1992-
                                                          --------------------------------
                                                            1994        1993        1992        1994     1993
                                                          --------    --------    --------     ------   ------
                                                               (Dollars in thousands)

Salaries and employee benefits . . . . . . . . . . . .    $126,279    $117,291    $103,008       7.7%    13.9%
Furniture and equipment. . . . . . . . . . . . . . . .      22,529      23,534      19,611      (4.3)    20.0
Net occupancy. . . . . . . . . . . . . . . . . . . . .      17,729      16,699      15,444       6.2      8.1
FDIC insurance . . . . . . . . . . . . . . . . . . . .      12,598      13,117      12,124      (4.0)     8.2
Bank card. . . . . . . . . . . . . . . . . . . . . . .       3,273       3,295       1,224       (.7)     1.7X
Advertising and public relations . . . . . . . . . . .       9,436       8,481       6,429      11.3     31.9
Communication. . . . . . . . . . . . . . . . . . . . .       4,269       3,778       2,681      13.0     40.9
Postage and freight. . . . . . . . . . . . . . . . . .       6,764       6,259       5,474       8.1     14.3
Supplies, printed materials and forms. . . . . . . . .       4,906       5,241       5,371      (6.4)    (2.4)
Federal Reserve service fees . . . . . . . . . . . . .       1,729       1,510       1,103      14.5     36.9
Loan acquisition and maintenance . . . . . . . . . . .       3,003       2,425       2,518      23.8     (3.7)
Outside service fees . . . . . . . . . . . . . . . . .       3,222       4,642       6,127     (30.6)   (24.2)
Consulting fees. . . . . . . . . . . . . . . . . . . .       1,575       1,670       1,703      (5.7)    (1.9)
Other professional fees and examinations . . . . . . .       5,111       5,725       6,159     (10.7)    (7.0)
Amortization of intangible assets. . . . . . . . . . .      10,154      12,549       5,821     (19.1)     1.2X
Other  . . . . . . . . . . . . . . . . . . . . . . . .      15,991      16,485      16,031      (3.0)     2.8
                                                          --------    --------    --------

    Total operating expense  . . . . . . . . . . . . .     248,568     242,701     210,828       2.4     15.1
Net costs of operation of other real
 estate and nonperforming assets . . . . . . . . . . .      (1,064)      3,339       2,497               33.7
Merger and integration costs . . . . . . . . . . . . .       2,847       7,634       4,798     (62.7)    59.1
Minority interest. . . . . . . . . . . . . . . . . . .          84         355         426     (76.3)   (16.7)
Lawsuit settlement . . . . . . . . . . . . . . . . . .          --         313          --
                                                          --------    --------    --------
    Total noninterest expense. . . . . . . . . . . . .    $250,435    $254,342    $218,549      (1.5)    16.4
                                                          ========    ========    ========

Noninterest expense/average assets . . . . . . . . . .        3.42%       3.81%       3.69%
Noninterest expense less noninterest
 income/average assets . . . . . . . . . . . . . . . .        2.08%       2.52%       2.33%
Operating expense less fee
 income/average assets . . . . . . . . . . . . . . . .        2.11%       2.36%       2.28%
Operating expense/fee income plus
 tax-equivalent net interest income. . . . . . . . . .       65.51%      67.54%      64.12%

Income Taxes

      Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FAS No. 109, "Accounting for Income Taxes." Shown separately in the 1993 Statement of Income is the $10.6 million cumulative effect of adopting FAS No. 109 as of January 1, 1993. Two pooled companies elected early adoption of FAS No. 109, resulting in a $2.4-million increase in 1992 earnings.

      Income tax expense amounted to $40.9 million, $22.7 million, and $19.5 million for 1994, 1993, and 1992, respectively. The higher tax expense in 1994 was attributable to a higher level of income before taxes. Income tax expense for 1993 was reduced by changes in the valuation allowance for deferred tax assets principally associated with net operating losses of pooled entities. In 1992, alternative minimum tax ("AMT") credits were recognized, reducing the tax provision to the amount which would have been recorded using the AMT provisions of the tax law.

      At December 31, 1994, the Company had net operating loss and general business credit carryforwards of $61.4 million and $330,000, respectively, which can be carried forward to reduce future federal income taxes payable. These carryforwards are principally related to previous tax losses of banks and S&Ls acquired in 1994, 1993, and 1992. Utilization of the carryforwards is limited by tax law to the future earnings of and other limits on the use of tax attributes of acquired companies. Net operating loss carryforwards expire in years 2000 through 2007 and general business credit carryforwards expire in years 1995 through 2002 if not utilized. At December 31, 1994, for financial reporting purposes, a valuation allowance of $12.6 million offset the deferred tax assets related to these carryforwards and other deferred tax assets whose realization is uncertain. If realized, the tax benefit of $11.8 million associated with certain net operating loss carryforwards to which this valuation allowance relates will be applied to reduce "cost in excess of net assets acquired" recorded in connection with acquisitions accounted for as purchases.

Statements of Condition

      Total assets amounted to $7.7 billion, $6.9 billion, and $6.7 billion at December 31, 1994, 1993, and 1992, respectively. During 1994 and 1993, the Company completed five bank and S&L acquisitions accounted for as purchases and one bank deposit assumption transaction. Assets acquired in these six transactions totaled $1.1 billion. The statements of condition for all of the periods presented include six business combinations accounted for as poolings of interests. In aggregate the pooled companies had assets of $1.1 billion. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

      Period-end loans and leases increased $653.8 million or 19.5% to total $4.0 billion at December 31, 1994. Loans added through bank and S&L purchase transactions totaled $296.5 million and net internal loan growth was $357.3 million. Increases were realized in both commercial and retail categories.

      The commercial loan categories increased an aggregate of $445.7 million or 23.6% to total $2.3 billion at December 31, 1994. Retail loan categories increased $208.0 million or 14.2% to total $1.7 billion. In addition to the effect of acquisitions, these increases were attributable to a continued emphasis on business development efforts and increasing credit demands associated with the strengthening of the economy in Kansas and Oklahoma.

      Total loans also increased between December 31, 1993 and 1992. Loans added through bank purchase transactions totaled $121.7 million. Net internal loan growth was $307.6 million.

      During 1992 and 1991, both commercial and retail loan demand were affected by an uncertain economic environment, and except for the origination and refinancing activity in loans secured by 1-4 family mortgages, most loan categories showed little change. Total loans decreased $183.3 million or 6.0% to $2.9 billion at December 31, 1991 from $3.1 billion at year-end 1990. The decreases, which were realized in almost all categories, were attributable to the lack of loan demand and the effect of implementing enhanced underwriting standards which emphasize cash flow rather than collateral-based lending. Credit card loans decreased $16.3 million, or 16.9%, between year-ends 1991 and 1990 as an affinity group exercised its option to purchase its portfolio from the Company.

      The Company makes most of its loans within Kansas, Oklahoma, and the contiguous states and to Kansas- and Oklahoma-based customers that do business in other states. The Company's commercial and industrial loans principally are made to middle market and small businesses. At December 31, 1994, the Company had 15 lending relationships in which the aggregate loan amount was $10.0 million or more. The Company had no single lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10.0% of total loans outstanding and no foreign loans at December 31, 1994.

      The following table shows the composition of loans and leases for the past five years.

                                                                           December 31,
                                                   ----------------------------------------------------------
                                                      1994        1993        1992        1991        1990
                                                   ----------  ----------  ----------  ----------  ----------
                                                                         (In thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . .  $1,018,753  $  889,024  $  752,956  $  744,281  $  846,321
  Agriculture . . . . . . . . . . . . . . . . . .     227,300     196,029     169,742     176,812     162,392
  Energy. . . . . . . . . . . . . . . . . . . . .     129,742      77,962      55,754      60,053      69,091
  Bank stock. . . . . . . . . . . . . . . . . . .      25,173      46,453      51,967      52,994      65,076
  Real estate:
  Construction  . . . . . . . . . . . . . . . . .     133,853      92,636      67,036      94,610     113,279
  Permanent commercial real estate and other  . .     688,779     513,270     450,494     438,571     453,539
  Lease financing . . . . . . . . . . . . . . . .      86,098      40,195      29,490      27,166      25,235
  Other . . . . . . . . . . . . . . . . . . . . .      27,546      35,964      40,685      62,526      80,760
                                                   ----------  ----------  ----------  ----------  ----------
    Total commercial loans. . . . . . . . . . . .   2,337,244   1,891,533   1,618,124   1,657,013   1,815,693
                                                   ----------  ----------  ----------  ----------  ----------

Consumer:
  Secured by 1-4 family residences,
   less unearned discount . . . . . . . . . . . .     979,847     786,637     701,917     644,318     661,580
  Residential mortgage loans held for sale. . . .         206     110,132         501       2,588         923
  Consumer, less unearned discount. . . . . . . .     476,034     414,635     477,791     463,200     458,550
  Credit card . . . . . . . . . . . . . . . . . .     130,098      93,007      82,354      80,126      96,405
  Educational . . . . . . . . . . . . . . . . . .      82,238      55,968      41,889      34,686      32,042
                                                   ----------  ----------  ----------  ----------  ----------
    Total consumer loans. . . . . . . . . . . . .   1,668,423   1,460,379   1,304,452   1,224,918   1,249,500
                                                   ----------  ----------  ----------  ----------  ----------

      Total loans and leases. . . . . . . . . . .  $4,005,667  $3,351,912  $2,922,576  $2,881,931  $3,065,193
                                                   ==========  ==========  ==========  ==========  ==========

      Commercial and Industrial: The Company's commercial and industrial portfolio includes loans to businesses engaged in services, manufacturing, wholesaling, retailing, financial services, public utilities, construction, mining, and agribusiness. The largest industry concentrations are service businesses and manufacturing, each representing approximately 5% of total loans.

      Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 65% of the agriculture portfolio at December 31, 1994. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

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

      Bank Stock: Loans for the purpose of purchasing or holding a material interest in a bank make up this portfolio.

      Commercial Real Estate: At December 31, 1994, approximately 49% of the portfolio was in the Kansas markets of Wichita, Topeka and Kansas City. The Tulsa and Oklahoma City markets represented an additional 34% of this portfolio.

      Permanent commercial real estate loans include loans in the Company's market for small office buildings/parks; neighborhood strip shopping centers; small manufacturing machine shop buildings; office warehouse properties; medical offices; apartment buildings; and loans secured by farm land. Also included in this portfolio are loans for purposes other than funding the acquisition of the collateral properties and in which cash flows from the properties are not the principal source of repayment. Approximately 68% of the loans in the permanent commercial real estate portfolio are floating rate loans. Most of the remainder of this portfolio are "mini-perms" with five-year maturities.

      Secured by 1-4 Family Residences: The 1-4 family residence portfolio consists of loans secured by residences located primarily in Kansas and Oklahoma. The majority of the loans are permanent first mortgage loans with the remainder consisting of home equity credit lines and other loans secured by second mortgages.

      Residential Mortgage Loans Held For Sale: Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.

Maturity Distribution and Interest Sensitivity of Loans

      The maturity distribution of loans outstanding as of December 31, 1994 (excluding real estate-secured by 1-4 family residences, consumer, credit card, educational, and lease financing) by type and sensitivity to changes in interest rates is as follows:

                                                                           Remaining Maturity
                                                          --------------------------------------------------
                                                                        Over One
                                                                          Year
                                                           One Year     Through      Over Five
                                                           or Less     Five Years      Years        Total
                                                          ----------   ----------   ----------   -----------
                                                                             (In thousands)

Commercial and industrial . . . . . . . . . . . . . . .   $  616,210     $328,479     $ 74,064     $1,018,753
Agriculture . . . . . . . . . . . . . . . . . . . . . .      194,422       29,407        3,471        227,300
Energy  . . . . . . . . . . . . . . . . . . . . . . . .       79,892       36,227       13,623        129,742
Bank stock  . . . . . . . . . . . . . . . . . . . . . .       25,058           50           65         25,173
Real estate-construction  . . . . . . . . . . . . . . .       97,349       32,427        4,077        133,853
Real estate-permanent commercial and other  . . . . . .      135,578      372,376      180,825        688,779
Other . . . . . . . . . . . . . . . . . . . . . . . . .       19,451        7,826          269         27,546
                                                          ----------     --------     --------     ----------

     Total  . . . . . . . . . . . . . . . . . . . . . .   $1,167,960     $806,792     $276,394     $2,251,146
                                                          ==========     ========     ========     ==========

Loans with fixed interest rates . . . . . . . . . . . .   $  328,624     $306,275     $ 58,291     $  693,190
Loans with floating interest rates  . . . . . . . . . .      839,336      500,517      218,103      1,557,956
                                                          ----------     --------     --------     ----------

     Total  . . . . . . . . . . . . . . . . . . . . . .   $1,167,960     $806,792     $276,394     $2,251,146
                                                          ==========     ========     ========     ==========

Nonperforming Assets

      Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets.
A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at December 31, 1994 included $7.9 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

      Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers.
As of December 31, 1994, the carrying value of nonaccrual loans had been charged down to 77.52% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

      Interest income of $1.4 million has been included in income for the year ended December 31, 1994 on loans which at year-end were considered nonaccrual loans or troubled debt restructurings. Interest of $5.1 million would have been recorded for the year if these loans had been current in accordance with their original terms.

      The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments at December 31 for the past five years.

                                                                            December 31,
                                                     --------------------------------------------------------
                                                       1994         1993        1992        1991        1990
                                                     -------      -------     -------     -------     -------
                                                                       (Dollars in thousands)

Nonaccrual loans . . . . . . . . . . . . . . . . .   $29,097      $34,040     $37,169    $ 55,751    $ 80,613
Troubled debt restructurings . . . . . . . . . . .       503          290       1,906       4,918       4,576
                                                     -------      -------     -------    --------    --------

    Total nonperforming loans  . . . . . . . . . .    29,600       34,330      39,075      60,669      85,189
Other real estate and nonperforming assets . . . .     5,679        9,787      20,097      39,963      53,695
                                                     -------      -------     -------    --------    --------

    Total nonperforming assets . . . . . . . . . .   $35,279      $44,117     $59,172    $100,632    $138,884
                                                     =======      =======     =======    ========    ========

Past due loans (90 days or more) . . . . . . . . .   $13,194      $ 9,108     $10,863    $  6,007    $  7,547
                                                     =======      =======     =======    ========    ========

Nonperforming assets/year-end loans plus
 other real estate and nonperforming assets. . . .       .88%        1.31%       2.01%       3.44%       4.45%
                                                        ====         ====        ====        ====        ====

Nonperforming assets/year-end assets . . . . . . .       .46%         .64%        .88%       1.74%       2.35%
                                                        ====         ====        ====        ====        ====

      Nonperforming assets decreased $8.8 million or 20.0% between December 31, 1994 and 1993. At December 31, 1994, total nonperforming assets represented .88% of total loans plus other real estate owned and nonperforming assets and .46% of total assets as compared to 1.31% of total loans plus other real estate owned and nonperforming assets and .64% of total assets at December 31, 1993. Banks and S&Ls purchased during 1994 added $652,000 to the 1994 nonperforming asset total. The 1994, 1993, and 1992 pooling-of-interests combinations accounted for $21.6 million, $34.4 million, $62.3 million, and $89.0 million of nonperforming assets at year-end 1993, 1992, 1991, and 1990, respectively.

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

                                                                      December 31,
                                          -------------------------------------------------------------------
                                              1994          1993          1992          1991          1990
                                          -----------   -----------   -----------   -----------   -----------
                                                                (Dollars in thousands)


Commercial:
  Commercial and industrial. . . . . .      $14,674       $14,789       $13,330       $23,330       $38,088
  Agriculture. . . . . . . . . . . . .        1,283         1,526         1,449         1,250           766
  Energy . . . . . . . . . . . . . . .        1,221           510           184           402         2,508
  Bank stock . . . . . . . . . . . . .           --            --            --            41            --
  Real estate:
    Construction . . . . . . . . . . .          905         1,343         1,883         7,029         5,756
    Permanent commercial
     real estate and other . . . . . .        8,422        11,741        16,316        22,246        30,391
  Lease financing. . . . . . . . . . .          208           107           188           384           495
                                            -------       -------       -------       -------       -------
    Total commercial loans . . . . . .       26,713        30,016        33,350        54,682        78,004
                                            -------       -------       -------       -------       -------

Consumer:
  Secured by 1-4 family residences,
   less unearned discount. . . . . . .        1,334         2,384         3,861         3,752         4,454
  Consumer, less unearned discount . .        1,553         1,930         1,864         2,235         2,731
                                            -------       -------       -------       -------       -------
    Total consumer loans . . . . . . .        2,887         4,314         5,725         5,987         7,185
                                            -------       -------       -------       -------       -------

      Total nonperforming loans. . . .      $29,600       $34,330       $39,075       $60,669       $85,189
                                            =======       =======       =======       =======       =======

Nonaccrual loans/nonaccrual
 loans and prior charge-offs . . . . .        77.52%
                                              ======

Potential Problem Loans

      Certain loans classified for regulatory purposes as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

      Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $12.2 million at December 31, 1994.

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

      As of December 31, 1994, the allowance for credit losses equaled $71.9 million or 242.82% of nonperforming loans. Comparatively, the allowance for credit losses amounted to $67.6 million or 196.96% of nonperforming loans at December 31, 1993. The strong coverage ratio of the allowance for credit losses to nonperforming loans at December 31, 1994 reflected the continuing emphasis management is placing on resolving problem loans, managing the risk profile of the Company, and prudently reserving for identifiable risks.

      The following table summarizes the changes in the allowance for credit losses for the past five years and presents selected related ratios.

                                                      1994        1993        1992        1991        1990
                                                   ----------  ----------  ----------  ----------  ----------
                                                                      (Dollars in thousands)

Balance at January 1, as previously reported . . . $   66,368  $   73,055  $   70,669  $   62,721  $   42,395
Adjustment for pooling of interests. . . . . . . .      1,249       1,340       1,334       1,344       1,363
                                                   ----------  ----------  ----------  ----------  ----------

Balance at January 1, as restated  . . . . . . . .     67,617      74,395      72,003      64,065      43,758
Allowance for credit losses of purchased banks . .      5,449       3,266       1,739         464       2,827
Allowance for purchased loans  . . . . . . . . . .         --          --       3,424          --       2,165
                                                   ----------  ----------  ----------  ----------  ----------
                                                       73,066      77,661      77,166      64,529      48,750
Charge-offs:
  Commercial and industrial  . . . . . . . . . . .      3,921      15,465      16,379      22,578      15,814
  Agriculture  . . . . . . . . . . . . . . . . . .         68         214         121         215         503
  Energy . . . . . . . . . . . . . . . . . . . . .        314         371         254       1,690       1,127
  Bank stock . . . . . . . . . . . . . . . . . . .         --          --          --         852         250
  Real estate construction . . . . . . . . . . . .         98         269         881       2,492       4,628
  Permanent commercial real estate and other . . .        852       3,954       4,655       6,199       8,952
  Lease financing  . . . . . . . . . . . . . . . .        249         246         258         477         728
  Other. . . . . . . . . . . . . . . . . . . . . .         87          71         293         420         741
  Secured by 1-4 family residences . . . . . . . .        702         701       1,082       1,547       1,262
  Consumer . . . . . . . . . . . . . . . . . . . .      3,915       3,971       5,255       5,918       3,375
  Credit card  . . . . . . . . . . . . . . . . . .      3,811       1,611       2,264       2,472       2,046
                                                   ----------  ----------  ----------  ----------  ----------

    Total charge-offs. . . . . . . . . . . . . . .     14,017      26,873      31,442      44,860      39,426
                                                   ----------  ----------  ----------  ----------  ----------

Recoveries:
  Commercial and industrial  . . . . . . . . . . .      5,371       4,628       3,554       3,355       2,136
  Agriculture  . . . . . . . . . . . . . . . . . .        458         272         309         155         252
  Energy . . . . . . . . . . . . . . . . . . . . .         74         206         230         936       1,319
  Bank stock . . . . . . . . . . . . . . . . . . .         88         148          38          --          --
  Real estate construction . . . . . . . . . . . .        872         220         112         132         388
  Permanent commercial real estate and other . . .      2,072       1,377         409         463         296
  Lease financing  . . . . . . . . . . . . . . . .         59          91         232          87          34
  Other. . . . . . . . . . . . . . . . . . . . . .        283         425          37         245         175
  Secured by 1-4 family residences . . . . . . . .        547         304         179         243          48
  Consumer . . . . . . . . . . . . . . . . . . . .      1,888       1,696       1,608       1,185         470
  Credit card  . . . . . . . . . . . . . . . . . .        838         497         605         418         300
                                                   ----------  ----------  ----------  ----------  ----------

    Total recoveries . . . . . . . . . . . . . . .     12,550       9,864       7,313       7,219       5,418
                                                   ----------  ----------  ----------  ----------  ----------

Net loans and leases charged off . . . . . . . . .      1,467      17,009      24,129      37,641      34,008
Provision for credit losses  . . . . . . . . . . .        275       6,965      21,358      43,926      49,323
                                                   ----------  ----------  ----------  ----------  ----------

Balance at December 31 . . . . . . . . . . . . . . $   71,874  $   67,617  $   74,395  $   70,814  $   64,065
                                                   ==========  ==========  ==========  ==========  ==========

Loans and leases at year-end . . . . . . . . . . . $4,005,667  $3,351,912  $2,922,577  $2,881,931  $3,065,193
Average loans and leases . . . . . . . . . . . . . $3,584,022  $3,038,112  $2,899,130  $2,996,076  $2,904,427

Net charge-offs/average loans and leases . . . . .        .04%        .56%        .83%       1.26%       1.17%

Allowance for credit losses/year-end
 nonperforming loans . . . . . . . . . . . . . . .     242.82%     196.96%     190.39%     116.72%      75.20%

Allowance for credit losses/year-end
 nonperforming assets. . . . . . . . . . . . . . .     203.73%     153.27%     125.73%      70.37%      46.13%

Allowance for credit losses/year-end
 loans and leases. . . . . . . . . . . . . . . . .       1.79%       2.02%       2.55%       2.46%       2.09%

      The allowance for credit losses has been allocated by loan category. It should be recognized that such allocations are not necessarily indicative of future loan losses and that all of such allowance, except for the $1.3-million allowance for purchased loans included in the secured by 1-4 family residences and $3.3- million allowance for purchased loans included in consumer, is available to absorb losses on loans for any category. The allocation of the allowance for credit losses by loan type is as follows:

                                                                    December 31,
                                        --------------------------------------------------------------------
                                            1994          1993          1992          1991          1990
                                        ------------  ------------  ------------  ------------  ------------
                                                                   (In thousands)

Commercial:
  Commercial and industrial. . . . . .    $23,178       $25,058       $29,499       $30,087       $21,850
  Agriculture. . . . . . . . . . . . .        808         1,618         3,242         3,000         2,594
  Energy . . . . . . . . . . . . . . .      1,232           973         1,105         1,386         2,490
  Bank stock . . . . . . . . . . . . .        172           446           968           820           497
  Real estate:
    Construction . . . . . . . . . . .      2,923         1,409         1,929         2,189         5,289
    Permanent commercial real estate
     and other . . . . . . . . . . . .     16,311        17,680        17,602        17,760        15,436
  Lease financing. . . . . . . . . . .        395           393           933           315           381
                                          -------       -------       -------       -------       -------
    Total commercial . . . . . . . . .     45,019        47,577        55,278        55,557        48,537
                                          -------       -------       -------       -------       -------

Consumer:
  Secured by 1-4 family residences . .      2,633         3,863         4,974         5,743         6,302
  Consumer . . . . . . . . . . . . . .     10,589         9,376         7,768         5,281         4,668
  Credit card. . . . . . . . . . . . .      4,596         2,479         3,699         2,243         2,517
  Educational. . . . . . . . . . . . .         --            --            --            --            --
                                          -------       -------       -------       -------       -------
    Total consumer . . . . . . . . . .     17,818        15,718        16,441        13,267        13,487
                                          -------       -------       -------       -------       -------

Unallocated. . . . . . . . . . . . . .      9,037         4,322         2,676         1,990         2,041
                                          -------       -------       -------       -------       -------
      Total. . . . . . . . . . . . . .    $71,874       $67,617       $74,395       $70,814       $64,065
                                          =======       =======       =======       =======       =======

      The following table compares the allocation of the allowance for credit losses by loan type expressed as a percentage of the total allowance for credit losses to the percentage of loans in each loan type to total loans:

                                                                December 31,
                             ----------------------------------------------------------------------------------
                                  1994             1993             1992             1991             1990
                             --------------   --------------   --------------   --------------   --------------
                               (1)     (2)      (1)     (2)      (1)     (2)      (1)     (2)      (1)     (2)
                             ------  ------   ------  ------   ------  ------   ------  ------   ------  ------

Commercial:
  Commercial and industrial.  32.2%   25.4%    37.4%   26.5%    39.7%   25.8%    42.5%   25.8%    34.1%   27.5%
  Agriculture  . . . . . . .   1.1     5.7      1.8     5.8      4.4     5.8      4.2     6.1      4.0     5.3
  Energy . . . . . . . . . .   1.7     3.2      1.5     2.3      1.5     1.9      2.0     2.1      3.9     2.3
  Bank stock . . . . . . . .    .2      .6       .7     1.4      1.3     1.8      1.2     1.8       .8     2.1
  Real estate:
    Construction . . . . . .   4.1     3.3      2.1     2.8      2.6     2.3      3.1     3.3      8.3     3.7
    Permanent commercial
     real estate and other .  22.8    17.2     26.4    15.3     23.7    15.4     25.1    15.2     24.1    14.8
  Lease financing  . . . . .    .5     2.2       .6     1.2      1.3     1.0       .4      .9       .6      .8
  Other  . . . . . . . . . .    --      .7       --     1.1       --     1.4       --     2.2       --     2.6
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----
    Total commercial . . . .  62.6    58.3     70.5    56.4     74.5    55.4     78.5    57.4     75.8    59.1
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----

Consumer:
  Secured by 1-4 family
   residences. . . . . . . .   3.7    24.4      5.5    26.8      6.7    24.0      8.1    22.5      9.8    21.6
  Consumer . . . . . . . . .  14.7    11.9     13.8    12.4     10.4    16.4      7.5    16.1      7.3    15.0
  Credit card  . . . . . . .   6.4     3.3      3.7     2.8      4.8     2.8      3.1     2.8      3.9     3.2
  Educational  . . . . . . .    --     2.1       --     1.6       --     1.4       --     1.2       --     1.1
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----
    Total consumer . . . . .  24.8    41.7     23.0    43.6     21.9    44.6     18.7    42.6     21.0    40.9
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----

Unallocated. . . . . . . . .  12.6      --      6.5      --      3.6      --      2.8      --      3.2      --
                             -----   -----    -----   -----    -----   -----    -----   -----    -----   -----
      Total. . . . . . . . . 100.0%  100.0%   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
                             =====   =====    =====   =====    =====   =====    =====   =====    =====   =====

____________
(1) Allocation of allowance for credit losses by loan type as a percent of total allowance.
(2) Loans by type as a percent of total loans.

Investment Portfolio

      The year-end book values of investment securities for each of the last three years is presented in the tables below.

Held-to-maturity

                                                                                   December 31,
                                                                     ----------------------------------------
                                                                        1994           1993           1992
                                                                     ----------     ----------     ----------
                                                                                  (In thousands)



U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   98,971     $   16,329     $  300,707
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,577,095      1,753,662      1,738,379
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     262,469          4,259        293,626
Obligations of states and political subdivisions. . . . . . . . . .       3,834         16,838        222,335
Other securities:
  Collateralized auto receivables . . . . . . . . . . . . . . . . .          --         12,364         28,935
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .          --             --         10,580
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,050          2,155             --
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .         195            212            220
                                                                     ----------     ----------     ----------

    Total debt securities, at amortized cost. . . . . . . . . . . .  $1,944,614     $1,805,819     $2,594,782
                                                                     ==========     ==========     ==========

Market value in excess of (less than) book value. . . . . . . . . .  $ (109,714)    $    1,761     $   45,842
                                                                     ==========     ==========     ==========


Available-for-sale
                                                                            December 31,
                                                                     -------------------------
                                                                         1994          1993
                                                                     -----------   -----------
                                                                           (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .    $266,992     $  308,331
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     130,038        218,848
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     268,872        306,276
Obligations of states and political subdivisions  . . . . . . . . .     174,806        242,933
Other securities:
  Collateralized credit card receivables. . . . . . . . . . . . . .      58,518             --
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .      38,660         40,237
                                                                       --------     ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .     937,886      1,116,625
Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .       1,194          1,151
                                                                       --------     ----------

      Total debt and equity securities, at estimated fair value . .    $939,080     $1,117,776
                                                                       ========     ==========

Other securities(1)
                                                                                   December 31,
                                                                     ----------------------------------------
                                                                        1994           1993           1992
                                                                     ----------     ----------     ----------
                                                                                  (In thousands)
Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . . .    $37,645        $24,911        $ 1,166
Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . . .     14,242         12,637          8,500
Other equity securities . . . . . . . . . . . . . . . . . . . . . .      1,549          1,559          3,665
                                                                       -------        -------        -------

    Total other equity securities, at cost. . . . . . . . . . . . .    $53,436        $39,107        $13,331
                                                                       =======        =======        =======

____________
(1) Equity securities that do not have a readily determinable fair value.

      At December 31, 1993, the Company elected to adopt FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with FAS No. 115, prior period financial statements were not restated to reflect the change in accounting principle. Pursuant to FAS No. 115 the securities classified as available-for-sale are carried at fair value. The total carrying value of the available-for-sale securities portfolio included unrealized losses of $36.8 million at December 31, 1994 and unrealized gains of $41.2 million at December 31, 1993.

      Exclusive of the adjustment to fair value for the available-for-sale portfolio, total investment securities increased $52.4 million between December 31, 1994 and 1993. Acquisition transactions accounted for as purchases added $269.3 million of investment securities. However, offsetting this increase was the use of the proceeds of maturities and prepayments for loan growth. Between December 31, 1993 and 1992 the investment securities portfolio increased $313.4 million, exclusive of the adjustment to fair value for the available-for-sale portfolio. Acquisition transactions accounted for as purchases added $112.0 million. The remainder of the increase was attributable to the Company becoming more fully invested.

      Excluding U.S. Treasury obligations and obligations of U.S.
government agencies and corporations, there were no security holdings of any one issuer at December 31, 1994 that exceeded 10% of consolidated stockholders' equity.

      The tables below summarize the maturity and yield distribution of debt securities in the investment portfolio at December 31, 1994.

Held-to-maturity

                                                              Maturing
                     ------------------------------------------------------------------------------------------
                                           After One         After Five
                          Within          But Within         But Within          After
                         One Year         Five Years         Ten Years         Ten Years            Total
                     ----------------  ----------------  ----------------  ----------------  ------------------
                      Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield    Amount     Yield
                     --------  ------  --------  ------  --------  ------  --------  ------  ----------  ------
                                                      (Dollars in thousands)

U.S. Treasury
 obligations . . . .   $  645   4.79%  $ 98,326   5.95%  $     --     --% $       --    --%  $   98,971   5.95%
Obligations of
 U.S. government
 agencies and
 corporations:
  Mortgage-backed(1)      237   6.76    291,742   6.47     85,051   5.56   1,200,065  5.75    1,577,095   5.87
  Other. . . . . . .      122   4.50    262,347   6.08         --     --          --    --      262,469   6.08
Obligations of
 states and
 political
 subdivisions(2) . .      999   5.89      2,835   6.06        --     --          --    --        3,834   6.02
Other securities:
  Foreign debt
   securities. . . .       --     --         25   8.45      2,025  11.54          --    --        2,050  11.50
  Money market
   mutual funds. . .      195   5.00         --     --         --     --          --    --          195   5.00
                       ------          --------          --------         ----------         ----------

    Total. . . . . .   $2,198   5.50   $655,275   6.23   $ 87,076   5.70  $1,200,065  5.75   $1,944,614   5.91
                       ======          ========          ========         ==========         ==========

____________
(1)  Mortgage-backed securities have been included in the maturity tables based on their final maturities.
(2)  Yields on tax-preferred securities are shown on a fully tax-equivalent basis assuming a marginal tax rate of 35%.

Available-for-sale

                                                              Maturing
                     ------------------------------------------------------------------------------------------
                                           After One         After Five
                          Within          But Within         But Within          After
                         One Year         Five Years         Ten Years         Ten Years            Total
                     ----------------  ----------------  ----------------  ----------------  ------------------
                      Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield    Amount     Yield
                     --------  ------  --------  ------  --------  ------  --------  ------  ----------  ------
                                                      (Dollars in thousands)

U.S. Treasury
 obligations . . . .  $27,789   5.33%  $255,970   5.51%  $     --     --%  $     --    --%    $283,759   5.49%
Obligations of
 U.S. government
 agencies and
 corporations:
  Mortgage-backed(1)       --     --        638   7.02     18,697   6.91    117,147   7.68      136,482   7.57
  Other. . . . . . .    4,383   7.09    269,341   5.57      9,013   8.03         --     --      282,737   5.67
Obligations of
 states and
 political
 subdivisions(2) . .   56,517  13.00     61,348  12.82     32,744  12.66     17,202  14.16      167,811  12.99
Collateralized
 credit card
 receivables . . . .       --     --      9,713   6.39     52,866   6.09         --     --       62,579   6.14
Corporate notes
 and bonds . . . . .      500   7.35     40,494   6.49        214   9.13         --     --       41,208   6.51
                      -------          --------          --------          --------            --------

    Total. . . . . .  $89,189  10.28   $637,504   6.32   $113,534   8.28   $134,349   8.51     $974,576   7.21
                      =======          ========          ========          ========            ========

____________
(1)  Mortgage-backed securities have been included in the maturity tables based on their final maturities.
(2)  Yields on tax-preferred securities are shown on a fully tax-equivalent basis assuming a marginal tax rate of 35%.

      At December 31, 1994 the held-to-maturity portfolio included $637.9 million of floating-rate mortgage-backed securities guaranteed by U.S. government agencies or corporations. The yields on these securities float with various indices, principally the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds index, which reduces the interest rate risk associated with these investments as the changes in these indices have historically correlated with the changes in the Company's cost of funds. Also included in the held-to-maturity portfolio at December 31, 1994 were $663.0 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies or corporations of the U.S. government. Of this CMO portfolio, $140.6 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $522.4 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated average duration of two to three years.

      The December 31, 1994 available-for-sale mortgage-backed securities portfolio was comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to three years.


      In February 1995, the Company sold $424.0 million of fixed-rate debt securities classified as available-for-sale, resulting in a gross realized loss of $22.4 million. The debt securities sold consisted primarily of U.S. treasury obligations and obligations of U.S.
government agencies.

Deposits

      Total deposits increased $210.6 million or 3.9% between December 31, 1994 and 1993. During the second quarter of 1994, the Company acquired $548.0 million of deposits through acquisitions accounted for as purchases. The increased deposits from acquisitions were partially offset by attrition associated with increased bank and nonbank competition and the sale of three branches with deposits totaling $37.9 million. In response to the increased bank and nonbank competition, time deposit products have been offered which provide the customer with the opportunity to reprice the instruments during their term. At December 31, 1994, $207.5 million of these adjustable-rate time deposits were outstanding. In late December 1994, the Company initiated a special time deposit promotion for deposits with 7-month and 13-month maturities, and in January 1995, the Company introduced a new money market savings product which has a rate that is tied to a money market fund index. Core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 91.3% of total deposits at December 31, 1994 compared to 92.8% at December 31, 1993.

      The following table sets forth, by time remaining to maturity, certificates and other time deposits of $100,000 or more:

                                                                               December 31, 1994
                                                                               -----------------
                                                                                 (In thousands)
         Under three months . . . . . . . . . . . . . . . . . . . . . . . . . .      $128,481
         Over three through six months  . . . . . . . . . . . . . . . . . . . .        58,259
         Over six through twelve months . . . . . . . . . . . . . . . . . . . .        97,504
         Over twelve months . . . . . . . . . . . . . . . . . . . . . . . . . .       119,213
                                                                                     --------

                                                                                     $403,457
                                                                                     ========

      Brokered deposits were immaterial at December 31, 1994.

      The following table provides a breakdown of average deposits and average rates paid, by type, for the past three years.

                                                     1994                  1993                  1992
                                             --------------------  --------------------  --------------------
                                               Average   Average     Average   Average     Average   Average
                                               Balance     Rate      Balance     Rate      Balance     Rate
                                             ----------  --------  ----------  --------  ----------  --------
                                                                  (Dollars in thousands)

Noninterest-bearing deposits. . . . . . . .  $  985,412      --    $  947,924      --    $  861,647      --
Interest-bearing deposits:
  Interest-bearing checking deposits. . . .     967,119    2.20%      900,333    2.47%      730,577    3.07%
  Savings deposits  . . . . . . . . . . . .   1,210,933    2.60     1,216,624    2.63     1,126,017    3.36
  Time deposits under $100,000. . . . . . .   2,014,562    4.36     1,986,635    4.52     1,874,455    5.71
  Time deposits of $100,000 or more . . . .     386,044    4.37       392,341    3.56       433,702    3.74
                                             ----------            ----------            ----------

    Total interest-bearing deposits . . . .   4,578,658    3.44     4,495,933    3.52     4,164,751    4.41
                                             ----------            ----------            ----------

      Total deposits  . . . . . . . . . . .  $5,564,070            $5,443,857            $5,026,398
                                             ==========            ==========            ==========

Short-term Borrowings

      Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings with a maturity of less than one year, commercial paper, notes payable, treasury tax and loan accounts and other borrowings. Amounts and interest rates related to short-term borrowings for the last three years were as follows:

                                                                          1994          1993          1992
                                                                        --------      --------      --------
                                                                                (Dollars in thousands)
Federal funds purchased:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $391,970      $367,726      $260,505
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       5.85%         2.96%         2.92%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $471,437      $328,758      $199,433
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       4.21%         3.00%         3.38%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $545,495      $474,856      $339,511

Securities sold under agreements to repurchase:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $541,736      $123,901      $ 65,089
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       5.66%         3.27%         3.49%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $166,519      $ 66,532      $ 60,931
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       4.46%         3.10%         3.58%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $541,736      $129,208      $112,345

Federal Home Loan Bank borrowings:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $291,800      $175,000      $     --
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       5.88%         3.76%           --%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $268,548      $ 77,534      $     --
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       5.63%         5.05%           --%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $341,800      $175,000      $     --

Commercial paper:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $     --      $     --      $    425
  Average interest rate at year-end . . . . . . . . . . . . . . . . .         --%           --%         2.80%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $     --      $    184      $  1,118
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .         --%         2.85%         3.85%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $     --      $    625      $  3,528

Notes payable:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $ 20,000      $     --      $  5,961
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       6.19%           --%         6.57%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $ 22,965      $  3,156      $ 10,276
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       5.44%         7.93%         8.06%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $ 60,000      $  5,884      $ 13,360

Treasury tax and loan and other borrowings:
  Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . .   $ 23,001      $ 23,002      $ 17,306
  Average interest rate at year-end . . . . . . . . . . . . . . . . .       5.20%         2.75%         2.67%
  Average outstanding during the year . . . . . . . . . . . . . . . .   $ 19,501      $ 18,361      $ 17,325
  Weighted average interest rate  . . . . . . . . . . . . . . . . . .       3.92%         2.97%         3.51%
  Highest outstanding balance at any month-end  . . . . . . . . . . .   $ 23,344      $ 26,768      $ 25,397

      The increased volume of securities sold under agreements to repurchase includes the effect of the Company's emphasis on a cash-management service which sweeps customers' investable deposits into over-night securities repurchase agreements. Some portion of these funds were new funds for the Company and the remainder were previously in interest-bearing deposit accounts with the Company.

Asset and Liability Management

      Interest Rate Risk: The Company evaluates its interest rate risk using various tools, including interest sensitivity simulation and gap analysis. From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Additional information about the Company's interest rate swaps is included in Note 20 of the Notes to Consolidated Financial Statements.

      The following table presents the Company's interest sensitivity gap position as of December 31, 1994. Most assets and liabilities have been included in the table based on the timing of their contractual maturities or repricing characteristics. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon estimates of prepayments provided by a third-party market information service. These estimates may vary depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-months category. This table does not indicate the effect the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk (the changing relationships between asset rates and liability rates of similar maturity), prepayment risk, intra-period sensitivity, and the effect of interest rate floors and ceilings.

                                                               Repricing Maturity
                              ----------------------------------------------------------------------------------
                                          Over Three   Over Six    Over One
                                 Under     Through     Through     Through      Over
                                 Three       Six        Twelve      Five        Five     Noninterest-
                                Months      Months      Months      Years       Years      bearing      Total
                              ----------  ----------  ----------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $2,054,228  $  186,492  $  333,239  $  929,612  $463,008  $   39,088    $4,005,667
  Investment and
   trading securities . . . .    712,211     158,854     242,679   1,574,368   249,737          --     2,937,849
  Other earning assets  . . .      4,670          --         100         399        --          --         5,169
  Nonearning assets . . . . .         --          --          --          --        --     780,655       780,655
                              ----------  ----------  ----------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $2,771,109  $  345,346  $  576,018  $2,504,379  $712,745  $  819,743    $7,729,340
                              ==========  ==========  ==========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $2,832,084  $  346,542  $  420,075  $1,011,139  $  4,395  $1,032,913    $5,647,148
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    933,706          --          --          --        --          --       933,706
  Federal Home Loan Bank
   borrowings . . . . . . . .    324,297      91,800          --      25,000        --          --       441,097
  Other borrowings. . . . . .     43,001          --          --          --        --          --        43,001
  Long-term debt  . . . . . .      4,412          12          26         204        31          --         4,685
  Other liabilities . . . . .         --          --          --          --        --      57,636        57,636
  Stockholders' equity  . . .         --          --          --          --        --     602,067       602,067
                              ----------  ----------  ----------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $4,137,500  $  438,354  $  420,101  $1,036,343  $  4,426  $1,692,616    $7,729,340
                              ==========  ==========  ==========  ==========  ========  ==========    ==========

Interest rate swaps . . . . . $  (51,000) $  (86,000) $   14,000  $  123,000  $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . . (1,417,311)   (178,632)    168,482   1,620,067   717,053    (909,659)           --
Cumulative adjusted
 repricing gap. . . . . . . . (1,417,311) (1,595,943) (1,427,461)    192,606   909,659          --            --
Cumulative adjusted rate-
 sensitive assets/
 rate-sensitive liabilities .        .67         .68         .74          (*)       (*)         (*)

___________
  (*) Not meaningful.

      The Company has a negative cumulative repricing gap in the one-year horizon. Consequently, a rising rate environment would adversely impact the net interest margin. Simulation modeling has demonstrated that a sudden and large increase in rates or a dramatic narrowing in the spread between asset yields and liability costs could result in a significant adverse impact on the net interest margin; however, the adverse impact is more moderate if interest rates increase gradually. The adverse impact of rising rates could also be mitigated by loan growth. As described in Note 5 of the Notes to Consolidated Financial Statements, the Company sold $424.0 million of low-yielding, fixed-rate securities in February 1995 to reposition its statement of condition to reduce the Company's interest rate sensitivity. The proceeds of the sale are being used to reduce short-term borrowings and reinvest in variable rate or short-term instruments.

      Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at December 31, 1994. The loans-to-deposits and loans-to-assets ratios averaged 64.4% and 48.9%, respectively, during 1994. Also during 1994, average core deposits (demand, interest checking, savings, and time deposits under $100,000) represented 92.1% of total deposits and 69.9% of average assets.

      At December 31, 1994, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $1.4 billion. At that same date, additional borrowing liquidity was available in the form of $763.6 million of unpledged investment securities classified as either held-to-maturity or available-for-sale which could secure short-term borrowing requirements. In addition, the available-for-sale securities could be sold. Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $76.0 million during the fourth quarter of 1994.

      As disclosed in Note 20 of the Notes to Consolidated Financial Statements, the Company had commitments to extend credit at December 31, 1994, including standby letters of credit of $101.4 million, commercial letters of credit of $24.2 million, unused credit card lines of $480.8 million, commitments to fund 1-4 family residential mortgage loans of $51.2 million, and other loan commitments of $1.3 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

      At December 31, 1994, total stockholders' equity was $602.1 million or 7.79% of total assets compared to $606.9 million or 8.81% of total assets at December 31, 1993. Exclusive of the net unrealized gains or losses on available-for-sale securities, stockholders' equity was $624.5 million and $581.7 million at December 31, 1994 and 1993, respectively. For 1994, total stockholders' equity averaged $596.2 million or 8.13% of average assets. The prior year average equity was $563.3 million or 8.43% of average assets.

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

      The following table presents the Company's risk-based capital and leverage ratios together with the required minimums. The ratios exclude the net unrealized gains or losses on available-for-sale securities as prescribed by the regulators.

                                                                                       December 31,
                                                                             -------------------------------
                                                                                 1994               1993
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  527,529         $  484,782
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,920             96,920
  Less intangible assets (1)  . . . . . . . . . . . . . . . . . . . . . .       (84,709)           (65,458)
                                                                             ----------         ----------
    Total Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . .       539,740            516,244
                                                                             ----------         ----------

Tier II capital:
  Allowance for credit losses (2) . . . . . . . . . . . . . . . . . . . .        61,041             50,879
                                                                             ----------         ----------

      Total regulatory capital. . . . . . . . . . . . . . . . . . . . . .    $  600,781         $  567,123
                                                                             ==========         ==========

Risk-weighted assets and off-balance-sheet
 commitments and contingencies  . . . . . . . . . . . . . . . . . . . . .    $4,883,179         $4,070,170
                                                                             ==========         ==========

Adjusted average assets (3) . . . . . . . . . . . . . . . . . . . . . . .    $7,539,414         $6,860,492
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               11.05%             12.68%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                12.30              13.93
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.16               7.52

____________
  (1) All intangible assets except purchased mortgage servicing rights of $2.6 million and purchased credit card relationships of $8.3 million are subtracted from capital.
  (2) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (3) Quarter-to-date average assets excluding the net unrealized gains or losses on available-for-sale securities and all intangibles except purchased mortgage servicing rights and purchased credit card relationships.

      Subsequent to December 31, 1994 the banking system regulators amended the regulatory capital rules to limit the amount of deferred tax assets that are allowable in computing the regulatory capital ratios. If the amendment to the regulatory capital rules limiting net deferred tax assets included in Tier I capital had been effective at December 31, 1994, the Company's risk-based and leverage ratios would have been as follows:

                                                                        December 31, 1994
                                                                        -----------------

            Risk-based capital ratios:
              Tier I . . . . . . . . . . . . . . . . . . . . . . . . .       10.90
              Total. . . . . . . . . . . . . . . . . . . . . . . . . .       12.15
            Leverage ratio . . . . . . . . . . . . . . . . . . . . . .        7.06

      As indicated in the preceding tables, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators.

      Under regulations adopted by the Federal Deposit Insurance Corporation, a bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for both of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at December 31, 1994.

      For 1993, the Company's board of directors had authorized the purchase of up to 500,000 shares of the Company's common stock to be used for general corporate purposes. A separate board of directors action in December 1993 authorized the purchase of an additional 71,518 shares to be used to acquire the minority interests of the subsidiaries of First Dodge City Bancshares, Inc., a 1994 acquisition. A total of 111,518 shares were purchased in 1993, 40,000 shares for general corporate purposes and 71,518 shares specifically for the pending acquisition. The purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two was authorized for 1994. A board of directors action in April 1994 specifically reserved a portion of this previous authorization to be used for the acquisition of Oklahoma Savings, Inc. ("OSI"). At December 31, 1994, 355,466 shares of the Company's common stock had been purchased to be used in the OSI acquisition, which was consummated on January 6, 1995 and the shares were reissued. For 1995 the Company's board of directors has authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares, or a combination of the two.

Pending Acquisitions

      A discussion of acquisitions pending at December 31, 1994 is included in Item 1, "Business," of PART I of this Annual Report on Form 10-K. Shares of the Company's common stock will be used to consummate the OSI and Standard Bancorporation, Inc. acquisitions. Funding for the pending cash purchase acquisition will be provided by available funds.

Parent Company Funding Sources and Dividends

      The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to obtain funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $144.2 million, $76.9 million, and $57.8 million for 1994, 1993, and 1992, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. In 1995, the subsidiary banks may distribute to the parent company (in addition to their 1995 net profits) an aggregate of approximately $39.9 million in dividends without approval from regulatory agencies.

      Because of the financial strength of the parent company and the anticipated earnings capacity of both the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1995 to the extent justified by their respective financial condition.

      At December 31, 1994, the parent company had approximately $31.1 million of cash and short-term investments. The parent company's borrowings at the same date totaled $24.4 million, composed of a $4.4-million term loan which bears interest at 8.6% and matures in March 1995 and $20.0 million borrowed under its line of credit. On January 3, 1995 this line of credit was replaced by two new credit agreements. These credit agreements provide the Company with a combined $100.0-million line of credit for a one-year period. The credit agreements subject the Company to certain restrictions and covenants related to, among others, consolidated stockholders' equity and the maintenance of specific ratios related to leverage, risk-based capital, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under these agreements.

Recently Issued Accounting Standards

      In May 1993, the Financial Accounting Standards Board issued FAS No. 114, which addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The Statement requires that, when evaluating the need for an allowance for credit losses on impaired loans that are within the scope of this Statement, the loss accrual be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

      FAS No. 114 was amended by FAS No. 118 in October of 1994 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. It also amended the disclosure requirements of FAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. FAS No. 114, as amended by FAS No. 118, is effective for fiscal years beginning after December 15, 1994. The Company has not completed the analyses required to estimate the impact of FAS 114; however, the Company does not believe the adoption of the new rules will have a material adverse effect on its financial condition.

Effects of Inflation and Changing Prices

      Virtually all assets and liabilities of a banking organization are monetary in nature. As such, they represent obligations to pay or receive fixed and determinable amounts of money which are not affected by future changes in prices. Changes in interest rates are the greatest determinant of bank earnings. However, interest rates do not necessarily move in the same direction or with the same magnitude as prices of other goods and services. A financial institution can manage the risk of changes in interest rates by matching the maturities of its liabilities against the maturities of its interest-earning assets. How well the institution copes with changing interest rates may then be determined by examining its net yield on earning assets and analyzing its asset and liability structure. Accordingly, reference to the various supplementary schedules shown elsewhere in this report will assist in the understanding of how the Company is positioned to react to changing interest rates.

Quarterly Financial Data (Unaudited)

                                                                                     1994
                                                                ----------------------------------------------
                                                                  4th          3rd          2nd          1st
                                                                -------      -------      -------      -------
                                                                (Dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income . . . . . . . . . . . . . . . . . . . . .    $131,317     $127,336     $117,866     $106,955
  Interest expense. . . . . . . . . . . . . . . . . . . . .      60,853       54,923       48,196       42,582
                                                               --------     --------     --------     --------

  Net interest income . . . . . . . . . . . . . . . . . . .      70,464       72,413       69,670       64,373
  Provision for credit losses . . . . . . . . . . . . . . .          --           --           --          275
                                                               --------     --------     --------     --------

  Net interest income after provision for credit losses . .      70,464       72,413       69,670       64,098
  Investment securities gains (losses). . . . . . . . . . .         (50)          56           62        3,564
  Other noninterest income. . . . . . . . . . . . . . . . .      24,911       24,107       22,508       22,677
  Noninterest expense . . . . . . . . . . . . . . . . . . .     (63,534)     (64,163)     (60,606)     (62,132)
                                                               --------     --------     --------     --------

  Income before income taxes. . . . . . . . . . . . . . . .      31,791       32,413       31,634       28,207
  Income tax expense. . . . . . . . . . . . . . . . . . . .       9,735       10,691       10,819        9,678
                                                               --------     --------     --------     --------

  Net income. . . . . . . . . . . . . . . . . . . . . . . .    $ 22,056     $ 21,722     $ 20,815     $ 18,529
                                                               ========     ========     ========     ========

  Net income applicable to common
   and common-equivalent shares . . . . . . . . . . . . . .    $ 20,306     $ 19,972     $ 19,065     $ 16,779
                                                               ========     ========     ========     ========

Per Common Share Data:
  Earnings per common and common-equivalent share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . .    $    .76     $    .74     $    .71     $    .62
    Fully diluted . . . . . . . . . . . . . . . . . . . . .         .73          .72          .69          .60
  Common dividend . . . . . . . . . . . . . . . . . . . . .         .26          .26          .26          .26
  Book value (period-end) . . . . . . . . . . . . . . . . .       18.67        18.51        18.36        18.50
  Market value (period-end) bid . . . . . . . . . . . . . .      30 1/2        29 3/4      28 3/4       25 1/2
  Market value (bid):
    High  . . . . . . . . . . . . . . . . . . . . . . . . .    $  32 1/2    $  30      $  31 1/4     $  28 3/4
    Low . . . . . . . . . . . . . . . . . . . . . . . . . .       29 1/4       27 3/4     26            25 1/4

As Previously Reported:
  Net interest income . . . . . . . . . . . . . . . . . . .    $ 70,464     $ 72,413     $ 69,670     $ 62,797
  Net income. . . . . . . . . . . . . . . . . . . . . . . .      22,056       21,722       20,815       20,201
  Net income applicable to common
   and common-equivalent shares . . . . . . . . . . . . . .      20,306       19,972       19,065       18,451
  Fully diluted earnings per common share . . . . . . . . .         .73          .72          .69          .68

                                                                                     1993
                                                                ----------------------------------------------
                                                                  4th          3rd          2nd          1st
                                                                -------      -------      -------      -------
                                                                (Dollars in thousands, except per share data)
Summary Income Statement Information:
  Interest income . . . . . . . . . . . . . . . . . . . . .    $112,614     $114,050     $110,678     $106,571
  Interest expense. . . . . . . . . . . . . . . . . . . . .      44,662       46,835       45,222       42,783
                                                               --------     --------     --------     --------

  Net interest income . . . . . . . . . . . . . . . . . . .      67,952       67,215       65,456       63,788
  Provision for credit losses . . . . . . . . . . . . . . .         639          205        2,895        3,226
                                                               --------     --------     --------     --------

  Net interest income after provision for credit losses . .      67,313       67,010       62,561       60,562
  Investment securities gains . . . . . . . . . . . . . . .         355          168          208          755
  Other noninterest income. . . . . . . . . . . . . . . . .      22,478       21,032       20,174       21,112
  Noninterest expense . . . . . . . . . . . . . . . . . . .     (61,353)     (66,511)     (62,920)     (63,558)
                                                               --------     --------     --------     --------

  Income before income taxes and cumulative
   effect of a change in accounting principle . . . . . . .      28,793       21,699       20,023       18,871
  Income tax expense. . . . . . . . . . . . . . . . . . . .       8,165        4,997        4,615        4,899
                                                               --------     --------     --------     --------

  Income before cumulative effect
   of a change in accounting principle. . . . . . . . . . .      20,628       16,702       15,408       13,972
  Cumulative effect of a change in accounting principle . .          --           --           (5)      10,587
                                                               --------     --------     --------     --------

  Net income. . . . . . . . . . . . . . . . . . . . . . . .    $ 20,628     $ 16,702     $ 15,403     $ 24,559
                                                               ========     ========     ========     ========

  Net income applicable to common
   and common-equivalent shares . . . . . . . . . . . . . .    $ 18,878     $ 14,952     $ 13,653     $ 22,809
                                                               ========     ========     ========     ========

Per Common Share Data:
  Earnings per common and common-equivalent share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . .    $    .71     $    .57     $    .52     $    .87
    Fully diluted . . . . . . . . . . . . . . . . . . . . .         .68          .55          .51          .81
  Common dividend . . . . . . . . . . . . . . . . . . . . .         .26          .24          .24          .24
  Book value (period-end) . . . . . . . . . . . . . . . . .       18.73        17.82        17.61        17.28
  Market value (period-end) bid . . . . . . . . . . . . . .       28 3/4       29 3/4       30 1/4       30 3/4
  Market value (bid):
    High. . . . . . . . . . . . . . . . . . . . . . . . . .    $  30      $    31      $    30 3/4     $ 31
    Low . . . . . . . . . . . . . . . . . . . . . . . . . .       25 3/4       28 1/2       26 3/4       28 1/2

As Previously Reported:
  Net interest income . . . . . . . . . . . . . . . . . . .    $ 66,267     $ 67,215     $ 65,456     $ 62,262
  Net income. . . . . . . . . . . . . . . . . . . . . . . .      20,182       16,702       15,403       24,196
  Net income applicable to common
   and common-equivalent shares . . . . . . . . . . . . . .      18,432       14,952       13,653       22,446
  Fully diluted earnings per common share . . . . . . . . .         .68          .55          .51          .81

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