Form 10-Q
period 1995-03-31
FOURTH FINANCIAL CORP
filed 1995-05-15
CIK 38475

UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                  _______________
                                                     FORM 10-Q
(Mark One)
    _X_                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                                        For quarter ended March 31, 1995
                                                         OR
    ___                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

     There were 27,547,617 shares of common stock, par value $5 per share, of the registrant outstanding as of April 28, 1995.





                              FOURTH FINANCIAL CORPORATION
                                     TABLE OF CONTENTS


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

  4.  Submission of Matters to a Vote of Security Holdings. . . . . . .

  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .


                                                 PART I


Item 1.  Financial Statements.

     Set forth below are the consolidated financial statements of Fourth Financial Corporation.


           Consolidated Statements of Condition as of March 31, 1995, December 31, 1994 and March 31, 1994

           Consolidated Statements of Income for the three-month periods ended March 31, 1995 and 1994

           Consolidated Statements of Changes in Stockholders' Equity for the three-month periods ended March 31, 1995 and 1994

           Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1995 and 1994

           Notes to Consolidated Financial Statements



                                 FOURTH FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CONDITION
                                          (Unaudited)


                                                                        March 31,    December 31,     March 31,
                                                                          1995           1994           1994
                                                                      ------------   ------------   ------------
                                                                                (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $  384,924     $  438,930     $  319,594
  Interest-bearing deposits in other financial institutions . . . . .       1,267            499          2,151
  Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . . . . . . . . .     100,850          8,470         27,108
  Securities:
    Held-to-maturity (market value-$1,832,050, $1,847,767,
     and $1,949,667, respectively). . . . . . . . . . . . . . . . . .   1,898,070      1,958,190      1,971,101
    Available-for-sale (at market value). . . . . . . . . . . . . . .     552,256        943,970      1,097,549
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      55,227         53,677         44,064
    Trading . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,414            719          2,972
  Loans and leases:
    Total loans and leases. . . . . . . . . . . . . . . . . . . . . .   4,250,426      4,062,051      3,310,641
    Allowance for credit losses . . . . . . . . . . . . . . . . . . .     (73,647)       (72,867)       (68,617)
                                                                       ----------     ----------     ----------
      Net loans and leases. . . . . . . . . . . . . . . . . . . . . .   4,176,779      3,989,184      3,242,024
  Bank premises and equipment, net. . . . . . . . . . . . . . . . . .     158,457        158,885        151,358
  Income receivable and other assets. . . . . . . . . . . . . . . . .     128,455        166,309        151,734
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .      98,101         95,606         64,917
                                                                       ----------     ----------     ----------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $7,555,800     $7,814,439     $7,074,572
                                                                       ==========     ==========     ==========

Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .  $  938,622     $1,049,118     $  958,434
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   5,117,547      4,675,478      4,448,202
                                                                       ----------     ----------     ----------
      Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .   6,056,169      5,724,596      5,406,636
  Federal funds purchased and securities sold under
   agreements to repurchase . . . . . . . . . . . . . . . . . . . . .     409,149        933,706        502,661
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . .     360,072        441,097        400,000
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .      38,479         43,001         22,943
  Accrued interest, taxes, and other liabilities. . . . . . . . . . .      58,057         58,976        118,194
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         390          7,762         18,872
                                                                       ----------     ----------     ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . .   6,922,316      7,209,138      6,469,306
                                                                       ----------     ----------     ----------
  Minority interest in subsidiaries . . . . . . . . . . . . . . . . .          --             --          1,139

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .      99,969        100,000        100,000
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  27,606,881, 27,566,225, and 27,480,962 shares. . . . .     138,034        137,831        137,405
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .     108,619        107,576        106,477
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     290,061        294,532        256,286
    Treasury stock at cost (62,139, 355,466 and 111,518 shares) . . .      (2,062)       (10,018)        (3,245)
    Stock option loans. . . . . . . . . . . . . . . . . . . . . . . .      (1,661)        (1,894)        (1,784)
                                                                       ----------     ----------     ----------
      Stockholders' equity before net unrealized
       gains (losses) on available-for-sale securities. . . . . . . .     632,960        628,027        595,139
    Net unrealized gains (losses) on available-for-sale securities. .         524        (22,726)         8,988
                                                                       ----------     ----------     ----------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . .     633,484        605,301        604,127
                                                                       ----------     ----------     ----------
      Total liabilities and stockholders' equity. . . . . . . . . . .  $7,555,800     $7,814,439     $7,074,572
                                                                       ==========     ==========     ==========





                                              See accompanying notes.

                                       FOURTH FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)


                                                                                      Three Months Ended
                                                                             ------------------------------------
                                                                              March 31,    March 31,     Percent
                                                                                1995         1994        Change
                                                                             ----------   ----------   ----------
                                                                                    (Dollars in thousands,
                                                                                   except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . . . . . . . . . . . . . . . . .    $ 92,593     $ 67,483        37.2 %
  Interest on short-term investments . . . . . . . . . . . . . . . . . . .         974          251         2.9 x
  Interest and dividends on investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,256       35,977         9.1
    Tax-preferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,501        4,558       (23.2)
  Interest and dividends on trading account securities . . . . . . . . . .          14           38       (63.2)
                                                                              --------     --------
      Total interest income. . . . . . . . . . . . . . . . . . . . . . . .     136,338      108,307        25.9
                                                                              --------     --------
Interest Expense:
  Interest on deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      53,374       35,688        49.6
  Interest on borrowings . . . . . . . . . . . . . . . . . . . . . . . . .      15,493        6,955         1.2 x
  Interest on long-term debt . . . . . . . . . . . . . . . . . . . . . . .         122          429       (71.6)
                                                                              --------     --------
      Total interest expense . . . . . . . . . . . . . . . . . . . . . . .      68,989       43,072        60.2
                                                                              --------     --------
Net Interest Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      67,349       65,235         3.2
  Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . .       1,033          312         2.3 x
                                                                              --------     --------
Net Interest Income After Provision For Credit Losses. . . . . . . . . . .      66,316       64,923         2.1
                                                                              --------     --------
Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,250        5,468        (4.0)
  Service charges on deposit accounts. . . . . . . . . . . . . . . . . . .       9,535        9,157         4.1
  Bank card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,224        2,578        63.8
  Investment securities (losses) gains . . . . . . . . . . . . . . . . . .     (22,063)       3,564
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,084        5,634         8.0
                                                                              --------     --------
      Total noninterest income . . . . . . . . . . . . . . . . . . . . . .       3,030       26,401       (88.5)
                                                                              --------     --------
Noninterest Expense:
  Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . .      30,829       30,545          .9
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . .       5,622        5,683        (1.1)
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,814        4,274        12.6
  FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,278        3,107         5.5
  Bank card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,074          790        35.9
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . . .       2,880        2,039        41.2
  Merger and integration costs . . . . . . . . . . . . . . . . . . . . . .          28        2,651       (98.9)
  Net costs of operation of other real estate and nonperforming assets . .          (2)        (133)      (98.5)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,880       13,920         6.9
                                                                              --------     --------
      Total noninterest expense. . . . . . . . . . . . . . . . . . . . . .      63,403       62,876          .8
                                                                              --------     --------
Income Before Income Taxes . . . . . . . . . . . . . . . . . . . . . . . .       5,943       28,448       (79.1)
  Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,489        9,754       (84.7)
                                                                              --------     --------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,454     $ 18,694       (76.2)
                                                                              ========     ========
Net Income Applicable to Common Shares . . . . . . . . . . . . . . . . . .    $  2,705     $ 16,944       (84.0)
                                                                              ========     ========
Earnings Per Common Share:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $0.10        $0.62       (83.9)%
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.10         0.61       (83.6)
Dividends Per Common Share . . . . . . . . . . . . . . . . . . . . . . . .        0.26         0.26          --







                         See accompanying notes.


                           FOURTH FINANCIAL CORPORATION
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                                                                     Net
                        Preferred Stock  Common Stock                     Treasury Stock         Unrealized
                        --------------- ---------------                   -------------- Stock      Gains
                                                         Capital Retained                Option (Losses) on
                        Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total

                        ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  -------
                                                           (In thousands)
Balance, January 1,
 1994
  As previously
   reported . . . . . .    250 $100,000 27,166 $135,830 $106,102 $244,810 (112)$ (3,245) $(1,795)  $25,148  $606,850
  Adjustment for pool-
   ing of interests . .     --       --    315    1,575      375    1,567   --       --       --        --     3,517
                         ----- -------- ------ -------- -------- --------  --- --------  -------   -------  --------
    Adjusted balance. .    250  100,000 27,481  137,405  106,477  246,377 (112)  (3,245)  (1,795)   25,148   610,367

  Net income. . . . . .     --       --     --       --       --   18,694   --       --       --        --    18,694
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (1,750)  --       --       --        --    (1,750)
    Common stock. . . .     --       --     --       --       --   (6,881)  --       --       --        --    (6,881)
    Pooled companies. .     --       --     --       --       --     (154)  --       --       --        --      (154)
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --       11        --        11
  Adoption of Financial
   Accounting Standard
   No. 115 by pooled
   companies. . . . . .     --       --     --       --       --       --   --       --       --      (102)     (102)
  Net change in
   unrealized gains
   (losses) on
   available-for-sale
   securities . . . . .     --       --     --       --       --       --   --       --       --   (16,058)  (16,058)
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
Balance, March 31,
 1994 . . . . . . . . .    250 $100,000 27,481 $137,405 $106,477 $256,286 (112)$ (3,245) $(1,784) $  8,988  $604,127
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========

Balance, January 1,
 1995
  As previously
   reported . . . . . .    250 $100,000 27,251 $136,256 $107,201 $292,962 (355)$(10,018) $(1,894) $(22,440) $602,067
  Adjustment for pool-
   ing of interests . .     --       --    315    1,575      375    1,570   --       --       --      (286)    3,234
                         ----- -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
    Adjusted balance. .    250  100,000 27,566  137,831  107,576  294,532 (355) (10,018)  (1,894)  (22,726)  605,301

  Net income. . . . . .     --       --     --       --       --    4,454   --       --       --        --     4,454
  Cash dividends:
    Preferred stock . .     --       --     --       --       --   (1,749)  --       --       --        --    (1,749)
    Common stock. . . .     --       --     --       --       --   (7,176)  --       --       --        --    (7,176)
  Purchase of stock
   for treasury . . . .     --       --     --       --       --       --  (62)  (2,062)      --        --    (2,062)
  Conversion of pre-
   ferred stock into
    common. . . . . . .     --      (31)     1        5       26       --   --       --       --        --        --
  Issuance of common
   stock:
    Acquisition . . . .     --       --     14       67      569       --  355   10,018       --        --    10,654
    Stock option plans.     --       --     24      119      385       --   --       --       --        --       504
    Directors deferred
     fee plan . . . . .     --       --      2       12       63       --   --       --       --        --        75
  Net change in stock
   option loans . . . .     --       --     --       --       --       --   --       --      233        --       233
  Net change in
   unrealized gains
   (losses) on
   available-for-sale
   securities . . . . .     --       --     --       --       --       --   --       --       --    23,250    23,214
                        ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
Balance, March 31,
 1995 . . . . . . . . .    250 $ 99,969 27,607 $138,034 $108,619 $290,061  (62)$ (2,062) $(1,661) $    524  $633,484
                        ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========

                             See accompanying notes.

                          FOURTH FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                               Three Months Ended
                                                                                           --------------------------
                                                                                             March 31,     March 31,
                                                                                               1995          1994
                                                                                           ------------  ------------
Increase (Decrease) in Cash and Due from Banks                                                   (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    4,454   $   18,694
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           23
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,033          312
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,374        6,327
    Accretion of discounts on investment securities, net of amortization of premiums . . . .      1,565        6,152
    Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . .         75           70
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,006          418
    Investment securities loss (gain). . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,063       (3,564)
    Loss (gain) on sales of premises and equipment, other real estate
     owned, and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        519         (633)
    Change in assets and liabilities, net of effects from purchases of acquired entities and branch sales:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (692)      (2,238)
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (39)      98,062
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,994          694
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,424)      11,088
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,383       (1,378)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,414          302
                                                                                             ----------   ----------
        Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . .     56,725      134,329
                                                                                             ----------   ----------
Cash Flows From Investing Activities:
  Purchases of banks, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . .     (4,087)          --
  Branch sales, including cash and cash equivalents sold . . . . . . . . . . . . . . . . . .     (6,428)          --
  Activity in available-for-sale investment securities:
    Sales proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    431,467      403,355
    Maturities, prepayments, and calls . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,813       71,747
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,082)    (498,782)
  Activity in held-to-maturity investment securities:
    Maturities, prepayments, and calls . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,308      166,056
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,054)    (297,127)
  Proceeds from sales of premises and equipment, other real estate owned, and other assets .      1,666        2,685
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,284)      (7,477)
  Purchases of credit card loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (460)          --
  Change in assets, net of effects from purchases of acquired entities and branch sales:
    Interest-bearing deposits in other financial institutions. . . . . . . . . . . . . . . .        193          877
    Federal funds sold and securities purchased under agreements to resell . . . . . . . . .    (86,199)     (16,945)
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (94,599)      (7,865)
                                                                                             ----------   ----------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .    308,254     (183,476)
                                                                                             ----------   ----------
Cash Flows From Financing Activities:
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,490)      (4,488)
  Acquisition of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,062)          --
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,176)      (6,881)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,749)      (1,750)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . .        504           --
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        233           11
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . . . . . . . .         --         (173)
  Change in liabilities, net of effects from purchases of acquired entities and branch sales:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    208,934     (102,619)
    Federal funds purchased and securities sold under agreements to repurchase . . . . . . .   (524,557)      11,034
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (81,100)     150,000
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,522)         (59)
                                                                                             ----------   ----------
        Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .   (418,985)      45,075
                                                                                             ----------   ----------
Decrease in cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (54,006)      (4,072)
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . . . . . . . .    438,930      323,666
                                                                                             ----------   ----------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . $  384,924   $  319,594
                                                                                             ==========   ==========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   61,574   $   42,692
                                                                                             ==========   ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      306   $      130
                                                                                             ==========   ==========

                                       See accompanying notes.



                              FOURTH FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


Note 1 - Basis of Presentation

        The consolidated financial statements include the accounts of Fourth Financial Corporation and its wholly-owned subsidiaries (the "Company").
They have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the consolidated financial statements contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

        The consolidated financial statements for prior periods have been restated to reflect the pooling of interests detailed in Footnote 2 - Acquisitions. Certain reclassifications of previously reported amounts also have been made to conform with current year presentation format.

Note 2 - Acquisitions and Branch Sales

Purchase Transactions

        The following table presents information regarding the two purchase transactions completed in the first quarter of 1995.

Acquisition            Company Acquired/               Company       Assets        Cash       Number of
   Date                     Location                Abbreviation    Acquired       Paid     Shares Issued
- -----------    -----------------------------------  ------------  ------------  ----------  -------------
                                                                      (In thousands)
1995
- ----
January 6      Oklahoma Savings, Inc.
                Stillwater, OK . . . . . . . . . .    "OSI"        $ 95,082         $   93     368,981

February 3     Blackwell Security Bancshares, Inc.
                Blackwell, OK. . . . . . . . . . .    "BSB"          50,254          8,256          --
                                                                   --------         ------     -------
                                                                   $145,336         $8,349     368,981
                                                                   ========         ======     =======

        Additional information regarding the cash paid in these purchase transactions is summarized in the following table.

                                                                                     1995
                                                                                --------------
                                                                                (In thousands)

      Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . .      $145,336
      Fair value of liabilities assumed . . . . . . . . . . . . . . . . . . .      (131,797)
      Cost in excess of net assets acquired . . . . . . . . . . . . . . . . .         5,464
                                                                                   --------
        Consideration given . . . . . . . . . . . . . . . . . . . . . . . . .        19,003
        Less:  Fair market value of stock issued. . . . . . . . . . . . . . .        10,654
                                                                                   --------
        Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,349
        Cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,262
                                                                                   --------
          Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,087
                                                                                   ========


        For each of these transactions, the consolidated statements of income include only the income and expenses of the acquired company since acquisition. The purchase price was allocated to the net assets acquired based on their fair values with the excess allocated to cost in excess of net assets acquired. The effect on results of operations for 1995, had the purchase transactions occurred at the beginning of the year, was not material.



Pooling Of Interests
        On January 27, 1995, the Company issued 315,000 shares to acquire Standard Bancorporation, Inc. ("SBI") in a business combination accounted for as a pooling of interests. Total assets acquired amounted to $89,548,000. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Adjustments to conform the accounting policies of SBI to the accounting policies of the Company were immaterial.

Branch Sales
         At the time Equity Bank for Savings, F.A. ("Equity") was acquired in May 1994 four branches were identified for sale. Three of the branches were sold in 1994. On January 6, 1995, the Company completed the final sale. In the sale transactions, the Company transferred deposit liabilities and sold loans and bank premises. The combined sales price of these branches was equal to the fair value of assets and liabilities acquired in the Equity business combination. Accordingly, no gain or loss was recognized on the branch sales. The following table presents information regarding the branch sold in 1995.

                                                                                     1995
                                                                                --------------
                                                                                (In thousands)
      Fair value of assets sold . . . . . . . . . . . . . . . . . . . . . . .      $   (69)
      Fair value of liabilities transferred . . . . . . . . . . . . . . . . .        6,629
      Reduction of cost in excess of net assets acquired. . . . . . . . . . .         (132)
                                                                                   -------
        Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,428
                                                                                   =======


        On April 14, 1995, the Company entered into an agreement to sell its branch located in Meade, Kansas. This sale is expected to be completed in the third quarter and will involve the transfer of deposit liabilities and the sale of loans and bank premises.


Note 3 - Securities

        The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                       1995          1994
                                                                                     --------      --------
                                                                                         (In thousands)
Sales price of available-for-sale investment securities . . . . . . . . . . . .      $431,467      $452,151
                                                                                     ========      ========
Gross realized gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,077      $  4,830
Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,183         1,413
                                                                                     --------      --------
    Net gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(22,106)     $  3,417
                                                                                     ========      ========

        During the three months ended March 31, 1995, "Other noninterest income" included a net unrealized holding gain on trading securities of $17,000. For the three months ended March 31, 1994, a net unrealized holding loss of $35,000 associated with trading account securities was included in income.

Note 4 - Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                       1995          1994
                                                                                     --------      --------
                                                                                         (In thousands)
Balance at January 1, as previously reported. . . . . . . . . . . . . . . . . .      $ 71,874      $ 67,617
  Adjustment for pooling of interests . . . . . . . . . . . . . . . . . . . . .           993           610
                                                                                     --------      --------
Balance at January 1, as restated . . . . . . . . . . . . . . . . . . . . . . .        72,867      $ 68,227
  Allowance for credit losses of purchased banks. . . . . . . . . . . . . . . .         1,633            --
                                                                                     --------      --------
                                                                                       74,500        68,227
  Provisions charged to operating expense . . . . . . . . . . . . . . . . . . .         1,033           312
  Recoveries on loans and leases previously charged off . . . . . . . . . . . .         2,491         2,789
  Loans and leases charged off. . . . . . . . . . . . . . . . . . . . . . . . .        (4,377)       (2,711)
                                                                                     --------      --------
Balance at December 31. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 73,647      $ 68,617
                                                                                     ========      ========

        Effective January 1, 1995, the Company adopted Financial Accounting Standard ("FAS") FAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the amount of the allowance for credit losses related to individual loans that are identified for evaluation in accordance with FAS No. 114 is determined based on estimates of expected cash flows on each such loan which are then discounted using that loan's effective interest rate. Alternatively, the fair value of the collateral is used to determine the allowance for credit losses related to identified collateral dependent loans. The determination of the allowance for credit losses for the remainder of the loan portfolio takes into consideration the risk classification of loans and the application of loss estimates to these classifications.

        At March 31, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $18,217,000 (all of which were being accounted for on a nonaccrual basis). Included in this amount was $17,261,000 of impaired loans for which the related allowance for credit losses was $4,838,000. The remaining $956,000 of impaired loans did not have a related allowance for credit losses as prior charge-offs or interest payments applied to the recorded investment resulted in the recorded investment in these loans being less than the current estimate of discounted future cash flows. The average recorded investment in impaired loans during the three-month period ended March 31, 1995 was approximately $17,286,000.
For the three-month period ended March 31, 1995 the Company recognized interest income on these impaired loans of $78,000, using the cash basis method of income recognition.

Note 5 - Preferred Stock

                                                                 March 31,     December 31,    March 31,
                                                                    1995           1994           1994
                                                               -------------  -------------  -------------
                                                                          (Dollars in thousands)

Class A cumulative convertible preferred stock,
  par value $100 per share
  Authorized:  250,000 shares
  Issued:  249,922, 250,000 and 250,000
    shares (at liquidation preference). . . . . . . . . . . .     $ 99,969       $100,000       $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . .           --             --             --
                                                                  --------       --------       --------
                                                                  $ 99,969       $100,000       $100,000
                                                                  ========       ========       ========

Note 6 - Merger and Integration Costs

        The components of merger and integration costs related to the 1995 and 1994 pooling-of-interests transactions are detailed in the following schedule.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   -------------------
                                                                                     1995        1994
                                                                                   --------    -------
                                                                                      (In thousands)
Premises and equipment writedowns . . . . . . . . . . . . . . . . . . . . . . .    $   --      $  177
Severance and other compensation. . . . . . . . . . . . . . . . . . . . . . . .        --         821
Systems conversion costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         269
Legal, accounting, and other transaction costs. . . . . . . . . . . . . . . . .        28         110
Conform intangible asset amortization policies. . . . . . . . . . . . . . . . .        --       1,124
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         150
                                                                                   ------      ------
                                                                                   $   28      $2,651
                                                                                   ======      ======

Note 7 - Earnings and Dividends Per Common Share

        Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                   1995           1994
                                                                                ----------     ----------
Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,557,545     27,369,444
Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31,004,743     30,817,719

        Primary earnings per common share were computed by dividing net income applicable to common shares by the weighted average common shares outstanding during the period. Fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares which would have been outstanding during the period if the Class A convertible preferred stock had been converted into common stock. For the first quarter of 1995, fully diluted earnings per common share were the same as primary earnings per common share since the effect of the convertible preferred stock was antidilutive. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

        Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests.

                         FOURTH FINANCIAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                             March 31,     March 31,   Percent
                                                                               1995          1994(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  136,338   $  108,307     25.9 %
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       67,349       65,235      3.2
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .       69,423       67,779      2.4
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .        1,033          312      2.3x
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,454       18,694    (76.2)
  Net income applicable to common shares. . . . . . . . . . . . . . . . .        2,705       16,944    (84.0)

Per Common Share Data:
  Earnings per common share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      .10   $      .62    (83.9)%
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .10          .61    (83.6)
    Fully diluted as originally reported(1) . . . . . . . . . . . . . . .          .10          .68    (85.3)
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .26          .26       --
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        19.37        18.42      5.2
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        19.35        18.09      7.0
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        16.18        16.10       .5
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33-29 1/2    28 3/4-25 1/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       27,558       27,369       .7
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       27,545       27,369       .6
  Period-end common shares outstanding assuming full dilution (000s). . .       30,992       30,818       .6

Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,555,800   $7,074,572      6.8 %
  Period-end loans and leases . . . . . . . . . . . . . . . . . . . . . .    4,250,426    3,310,641     28.4
  Period-end allowance for credit losses. . . . . . . . . . . . . . . . .       73,647       68,617      7.3
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .          390       18,872    (97.9)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      533,515      504,127      5.8
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      633,484      604,127      4.9
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,757,990    6,971,337     11.3
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      518,127      515,426       .5
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      618,099      615,426       .4

Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          .23%        1.09 %
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .         2.92        12.32
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .         2.12        13.33
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         3.97         4.31

Asset Quality Ratios:
  Net charge-offs (annualized)/average loans and leases . . . . . . . . .          .18%        (.01)%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .89         1.15
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       229.18       242.03
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.73         2.07

Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         8.38%        8.54%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        95.20        91.29
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.06         7.72
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.79        12.66
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.04        13.91
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .       260.00        41.94

__________
  (1)   Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)   Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)   Range of the high and low bid prices for the period.
  (4)   Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)   Investments in subsidiaries divided by period-end stockholders' equity.
  (6)   Tier I capital divided by first quarter average assets less certain intangibles.
  (7)   Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).
        Both capital amounts are divided by risk-weighted assets.
  (8)   Common dividend per share divided by primary earnings per share.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Performance Summary

     Net income for the first three months of 1995 was $4.5 million compared to $18.7 million for the first three months of 1994. Fully diluted earnings per share were $.10 and $.61 for the comparable periods. Current quarter net income includes securities losses from the company's first quarter balance sheet repositioning which amounted to $22.1 million before tax and $13.4 million after tax. Exclusive of the securities losses, first quarter 1995 operating earnings were $17.9 million, or $.58 per share. For the first three months of 1995, return on assets and return on common equity were .23% and 2.12%, respectively. Return on assets was 1.09% and return on common equity was 13.33% for the first three months of 1994.

     The financial statements for both periods reflect the effect of current and prior year acquisitions which were accounted for as poolings of interests. However, acquisitions accounted for using the purchase method of accounting are only included in the results of operations for the periods subsequent to acquisition. The following schedule details the acquisitions completed during 1995 and 1994.

                                                                                                   Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
- -------------  ------------------------------------  ------------  ---------- ---------- ---------- ---------
                                                                                  (In thousands)
1994 -
- --------
 May 26        Equity Bank for Savings, F.A.            "Equity"    Purchase  $  491,506  $ 90,720         --
                Oklahoma City, OK

 May 31        Emprise Bank, National Association       "Emprise"   Purchase     258,731    31,206         --
                Hutchinson, KS

 June 30       First Dodge City Bancshares, Inc.,     "First Dodge" Pooling      144,999        --    590,710(1)
                Dodge City, KS

1995 -
- --------
 January 6     Oklahoma Savings, Inc.                     "OSI"     Purchase      95,082        93(2) 368,981
                Stillwater, OK

 January 27    Standard Bancorporation, Inc.              "SBI"     Pooling       89,548        --    315,000
                Independence, MO

 February 3    Blackwell Security Bancshares, Inc.        "BSB"     Purchase      50,254     8,256         --
                Blackwell, OK
                                                                              ----------  --------  ---------
                                                                              $1,130,120  $130,275  1,274,691
                                                                              ==========  ========  =========

- --------

(1)  An additional 70,300 shares were issued and $36,000 cash paid on June 30, 1994 to acquire the minority interest of two of First Dodge's subsidiaries.
(2)  Represents additional capitalized costs and fractional shares.


     Net interest income increased by $2.1 million to total $67.3 million for the first three months of 1995 as compared to $65.2 million for the first three months of last year. The increase in net interest income was principally related to the increased volume of interest-earning assets from acquisitions and internal loan growth. Total average interest-earning assets were $7.0 billion for the first three months of 1995, a $702.6 million, or 11.1%, increase over the comparable period of 1994. For the same comparative periods, average loans and leases increased $837.2 million or 25.1%. The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 3.97% in the first three months of 1995 from 4.31% in the comparable period of 1994.

     The provisions for credit losses totaled $1.0 million and $312,000 for the first three months of 1995 and 1994, respectively. Although the allowance for credit losses continues to be strong, the increased provision reflects the significant loan growth. Net charge-offs totaled $1.9 million or .18% (computed on an annualized basis) of average loans and leases for the current period. The comparable period of the prior year resulted in $78,000 of net recoveries.

     Noninterest income was $3.0 million in the first quarter of 1995 compared to $26.4 million in the first quarter of 1994. The current quarter noninterest income includes $22.1 million of securities losses from the Company's first quarter balance sheet repositioning. By comparison, the first quarter of 1994 included $3.6 million of securities gains. Fees collected in the normal course of business increased $2.3 million or 9.9% to total $25.1 million for the first three months of 1995 from $22.8 million in the same period of 1994. The increase in fee income was principally attributable to business combinations accounted for as purchases.

     Noninterest expense totaled $63.4 million in the first three months of 1995 compared to $62.9 million for the same period of 1994. Merger and integration costs associated with poolings of interests totaled $28,000 and $2.7 million for the first three months of 1995 and 1994, respectively.

     Operating expense (noninterest expense less merger and integration costs and net costs of operations of other real estate and nonperforming assets) increased 5.0% to total $63.4 million in the first three months of 1995.
This increase in operating expense was principally attributable to business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 67.05% for the current-year three-month period compared to 66.58% for the first three months of the prior year. The increased efficiency ratio principally reflects the compression of the net yield on earning assets.


     The following table presents average balances, income and expense, and yields and rates on a fully tax-equivalent basis for the three-month periods ended March 31, 1995 and 1994.

                                                                           Three Months Ended
                                                      -----------------------------------------------------------
                                                            March 31, 1995                 March 31, 1994
                                                      ----------------------------   ----------------------------
                                                        Average    Income/  Yield/     Average    Income/  Yield/
                                                        Balance    Expense   Rate      Balance    Expense   Rate
                                                      ----------  --------  ------   ----------  --------  ------
                                                                         (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . . . .   $4,178,028  $ 92,883   8.99%   $3,340,832  $ 67,679   8.19%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . .        1,299        19   5.72         2,700        34   5.08
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . .       63,852       955   6.07        29,795       217   2.95
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . . . .    2,603,308    39,256   6.04     2,709,862    35,977   5.32
      Tax-preferred(1)  . . . . . . . . . . . . . .      176,212     5,284  11.99       235,024     6,900  11.74
    Trading account securities(1) . . . . . . . . .        1,290        15   4.66         3,134        44   5.63
                                                      ----------  --------           ----------  --------
        Total interest-earning assets(1). . . . . .    7,023,989   138,412   7.95     6,321,347   110,851   7.07
  Cash and due from banks . . . . . . . . . . . . .      379,775                        367,737
  Bank premises and equipment, net. . . . . . . . .      160,024                        150,615
  Income receivable and other assets  . . . . . . .      169,341                        136,903
  Intangible assets, net  . . . . . . . . . . . . .       98,491                         63,458
  Allowance for credit losses . . . . . . . . . . .      (73,630)                       (68,723)
                                                      ----------                     ----------
        Total assets  . . . . . . . . . . . . . . .   $7,757,990                     $6,971,337
                                                      ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Savings and interest checking . . . . . . . .   $2,223,419  $ 17,137   3.13%   $2,206,237  $ 12,374   2.27%
      Time under $100,000 . . . . . . . . . . . . .    2,310,938    29,419   5.16     1,890,659    19,650   4.21
      Time of $100,000 or more. . . . . . . . . . .      488,091     6,818   5.66       371,783     3,664   4.00
                                                      ----------  --------           ----------  --------
        Total interest-bearing deposits . . . . . .    5,022,448    53,374   4.31     4,468,679    35,688   3.24
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . .      605,852     8,567   5.73       551,193     4,282   3.15
    Federal Home Loan Bank borrowings . . . . . . .      441,411     6,303   5.79       256,389     2,511   3.97
    Other borrowings. . . . . . . . . . . . . . . .       40,665       623   6.21        20,488       162   3.21
    Long-term debt  . . . . . . . . . . . . . . . .        4,717       122  10.35        13,852       429  12.38
                                                      ----------  --------           ----------  --------
        Total interest-bearing liabilities  . . . .    6,115,093    68,989   4.58     5,310,601    43,072   3.29
                                                                  --------                       --------
  Noninterest-bearing deposits. . . . . . . . . . .      944,987                        977,368
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . . . .       79,811                         67,942
                                                      ----------                     ----------
        Total liabilities . . . . . . . . . . . . .    7,139,891                      6,355,911
  Preferred stockholders' equity  . . . . . . . . .       99,972                        100,000
  Common stockholders' equity . . . . . . . . . . .      518,127                        515,426
                                                      ----------                     ----------
        Total stockholders' equity  . . . . . . . .      618,099                        615,426
                                                      ----------                     ----------
        Total liabilities and stockholders' equity.   $7,757,990                     $6,971,337
                                                      ==========                     ==========
Net interest income(1). . . . . . . . . . . . . . .               $ 69,423                       $ 67,779
                                                                  ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). . . .                          7.95%                          7.07%
  Interest expense/interest-earning assets. . . . .                          3.98                           2.76
                                                                            -----                          -----
        Net yield on earning assets(1). . . . . . .                          3.97%                          4.31%
                                                                            =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.


Net Interest Income

     For the first three months of 1995, net interest income amounted to $67.3 million, representing an increase of $2.1 million over the $65.2 million earned during the comparable period of 1994. On a fully tax-equivalent basis, net interest income increased $1.6 million to total $69.4 million for the first three months of 1995 from $67.8 million for the same period of 1994. The increase in net interest income was attributable to an increased level of interest-earning assets, principally due to acquisitions, and a change in the mix of interest-earning assets due to loan growth. Total average interest-earning assets were $7.0 billion for the first three months of 1995, a $702.6 million increase over the comparable period of 1994. Comparing the first three-month periods of 1995 and 1994, average loans and leases increased $837.2 million or 25.1%. Approximately 55% of the increase in loans was attributable to internal loan growth with the remainder due to purchase acquisitions. Average investment securities decreased $165.4 million due to the first quarter 1995 securities sale the proceeds of which, along with maturities and prepayments were used to fund loan growth. For the first quarter of 1995, investment securities averaged 39.6% of interest-earning assets whereas for the first quarter of 1994 investment securities were 46.6%. Average deposits increased $521.4 million, principally all attributable to acquisitions. The increased average assets were also funded by increases from the prior year in federal funds purchased and securities sold under agreements to repurchase of $54.7 million and Federal Home Loan Bank borrowings of $185.0 million.

     The increase in net interest income attributable to the increased volume of interest-earning assets was partially offset by a decrease in the net yield on earning assets to 3.97% for the first three-month period of 1995 compared to 4.31% for the same period of 1994. The declining net yield reflects the difference in repricing characteristics of the Company's assets and liabilities. Its deposits and borrowed funds have a shorter duration than its loans and securities. Consequently, the rising market interest rates during 1994 and the first quarter 1995, triggered by the 225-basis-point increase in the discount rate implemented by the Board of Governors of the Federal Reserve System, were reflected in the increasing cost of interest bearing liabilities and a lower net yield. In addition, vigorous competition for loans and deposits in the first quarter of 1995 contributed to the decrease in the spread between interest-earning asset yields and interest-bearing liability rates. On an annualized basis, the spread between interest-bearing asset yields and liability rates was 3.37% for 1995 compared to 3.78% for 1994.

     Loan fees included in net interest income amounted to $2.2 million and $2.6 million for the first three months of 1995 and 1994, respectively. The decrease in loan fees was principally attributable to decreases in the volume of residential mortgage loan originations.

     The dollar volume of residential mortgage loan originations and refinancings decreased $54.4 million or 50.0% between the first three months of 1995 and 1994. Also included in the 1995 dollar volume and number of residential mortgage loan originations are $5.0 million of loans (142 loans) originated under the Company's program for low-to-moderate income borrowers on which the origination fees are waived.

     The following table provides the dollar volume and the number of residential mortgage loan originations and refinancings during the first three months of 1995 and 1994.

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     1995        1994
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Residential mortgage loan originations and refinancings:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 54,393    $108,756
  Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         692       1,762



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

                                                                Comparison of Three-Month Periods Ended
                                                                         March 31, 1995 to 1994
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $25,204     $16,907    $  6,590    $  1,707
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (15)        (18)          4          (1)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .        738         248         229         261
    Taxable investment securities . . . . . . . . . . . .      3,279      (1,417)      4,878        (182)
    Tax-preferred investment securities(1). . . . . . . .     (1,616)     (1,726)        147         (37)
    Trading account securities(1) . . . . . . . . . . . .        (29)        (26)         (8)          5
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .     27,561      13,968      11,840       1,753
                                                             -------     -------    --------    --------
  Interest expense:
    Savings and interest checking . . . . . . . . . . . .      4,763          96       4,678         (11)
    Time deposits . . . . . . . . . . . . . . . . . . . .     12,923       5,530       5,975       1,418
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      4,285         425       3,506         354
    Federal Home Loan Bank borrowings . . . . . . . . . .      3,792       1,811       1,151         830
    Other borrowings. . . . . . . . . . . . . . . . . . .        461         160         152         149
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (307)       (279)        (69)         41
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .     25,917       7,743      15,393       2,781
                                                             -------     -------    --------    --------
   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .      1,644     $ 6,225    $ (3,553)   $ (1,028)
                                                             -------     =======    ========    ========
   Decrease in taxable equivalent adjustment. . . . . . .        470
                                                             -------
   Net interest income change on a nominal basis. . . . .    $ 2,114
                                                             =======

__________

 (1) Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.


Provision for Credit Losses

     The provisions for credit losses were $1.0 million and $312,000 for the first three months of 1995 and 1994, respectively. Although the allowance for credit losses continues to be strong, as evidenced by the ratio of the allowance to nonperforming loans, the increased provision reflects the significant loan growth. The March 31, 1995 allowance for credit losses of $73.6 million was 229.18% of nonperforming loans at that date, compared to a March 31, 1994 allowance of $68.6 million and a ratio of 242.03%. Net charge-offs totaled $1.9 million or .18% (computed on an annualized basis) of average loans and leases for the current period. The comparable period of the prior year resulted in $78,000 of net recoveries.

Noninterest Income

     Total noninterest income was $3.0 million for the first three months of 1995 compared to $26.4 million for the same period of the previous year. Included in 1995 noninterest income were $22.1 million of investment securities losses from the Company's first quarter balance sheet repositioning, compared to $3.6 million of securities gains realized in 1994. Fees collected in the normal course of business increased $2.3 million or 9.9% to total $25.1 million for the first three months of 1995 from $22.8 million in the same period of 1994. The increase in fees collected in the normal course of business was principally attributable to business combinations accounted for as purchases.

     The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the three-month period ended March 31, 1995 and 1994.

                                                                                         Three Months Ended
                                                                                   ------------------------------
                                                                                        March  31,        Percent
                                                                                   --------------------
                                                                                     1995        1994     Change
                                                                                   --------    --------   -------
                                                                                       (Dollars in thousands)
Fee income:
  Trust fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,250     $ 5,468     (4.0)%
  Service charges on deposit accounts. . . . . . . . . . . . . . . . . . . . . .      9,535       9,157      4.1
  Bank card fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,224       2,578     63.8
  Brokerage and annuity sales commissions. . . . . . . . . . . . . . . . . . . .        993       1,122    (11.5)
  Trading account profits and commissions. . . . . . . . . . . . . . . . . . . .        274         127      1.2 x
  Real estate loan service fees. . . . . . . . . . . . . . . . . . . . . . . . .        645         589      9.5
  Safe deposit rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        533         493      8.1
  Travelers and official check fees and item handling charges. . . . . . . . . .        515         608    (15.3)
  Foreign currency trading profits and foreign transaction fees. . . . . . . . .        292         290       .7
  Insurance premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        560         427     31.1
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,272       1,978     14.9
                                                                                    -------     -------
    Total fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,093      22,837      9.9

Other revenues:
  Investment securities (losses) gains . . . . . . . . . . . . . . . . . . . . .    (22,063)      3,564     (7.2)x
                                                                                    --------    -------
    Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,030     $26,401    (88.5)
                                                                                    =======     =======
  Fee income (annualized)/average assets . . . . . . . . . . . . . . . . . . . .       1.31%       1.33%
  Noninterest income (annualized)/average assets . . . . . . . . . . . . . . . .        .16%       1.54%

Noninterest Expense

     Noninterest expense amounted to $63.4 million and $62.9 million for the first three months of 1995 and 1994, respectively. Although purchase acquisitions increased assets by $895.6 million since March 31, 1994, noninterest expense did not change materially between years. Noninterest expense (annualized) as a percent of average assets were 3.31% and 3.66% for 1995 and 1994, respectively. Noninterest expense for both periods includes certain nonoperating items.

     Merger and integration costs associated with poolings of interests totaled $28,000 and $2.7 million for the first three months of 1995 and 1994, respectively. Net costs of operation of other real estate and nonperforming assets were not material for either period.

     Operating expense amounted to $63.4 million and $60.3 million for the
first three months of 1995 and 1994, respectively.   Operating expense
increased $3.1 million, primarily due to business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 67.05% for the first three months of 1995 as compared to 66.58% for the same period of 1994. The increased efficiency ratio principally reflects the compression of the net yield on earning assets. Operating expense less fee income (annualized) as a percent of average assets were 2.00% and 2.18% for 1995 and 1994, respectively.

     The following table presents an analysis of noninterest expense for the three-month periods ended March 31, 1995 and 1994, respectively.

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                          March 31,         Percent
                                                                                    --------------------
                                                                                      1995        1994      Change
                                                                                    --------    --------    -------
                                                                                          (Dollars in thousands)
Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 30,829    $ 30,545       .9%
Furniture and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,622       5,683     (1.1)
Net occupancy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,814       4,274     12.6
FDIC insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,278       3,107      5.5
Bank card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,074         790     35.9
Advertising and public relations . . . . . . . . . . . . . . . . . . . . . . . . .     2,413       2,129     13.3
Communication  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,249         983     27.1
Postage and freight  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,029       1,649     23.0
Supplies, printed materials and forms. . . . . . . . . . . . . . . . . . . . . . .     1,242       1,213      2.4
Federal Reserve service fees . . . . . . . . . . . . . . . . . . . . . . . . . . .       405         407      (.5)
Loan acquisition and maintenance . . . . . . . . . . . . . . . . . . . . . . . . .       704         703       .1
Outside service fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       691         845    (18.2)
Consulting fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       249         601    (58.6)
Other professional fees and examinations . . . . . . . . . . . . . . . . . . . . .     1,258       1,149      9.5
Amortization of intangible assets  . . . . . . . . . . . . . . . . . . . . . . . .     2,880       2,039     41.2
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,640       4,218     10.0
                                                                                    --------    --------
  Total operating expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    63,377      60,335      5.0
Net costs of operation of other real estate and nonperforming assets . . . . . . .        (2)       (133)   (98.5)
Merger and integration costs . . . . . . . . . . . . . . . . . . . . . . . . . . .        28       2,651    (98.9)
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          23       --
                                                                                    --------    --------
  Total noninterest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 63,403    $ 62,876       .8
                                                                                    ========    ========
Noninterest expense (annualized)/average assets. . . . . . . . . . . . . . . . . .      3.31%       3.66%
Noninterest expense less noninterest income (annualized)/average assets. . . . . .      3.16%       2.12%
Operating expense less fee income (annualized)/average assets. . . . . . . . . . .      2.00%       2.18%
Operating expense/fee income plus tax-equivalent net interest income . . . . . . .     67.05%      66.58%


Income Taxes

     Income tax expense amounted to $1.5 million and $9.8 million for the first three months of 1995 and 1994, respectively. The lower income tax expense is principally attributable to the lower level of income before taxes.


Statements of Condition

     Total assets amounted to $7.6 billion, $7.8 billion, and $7.1 billion at March 31, 1995, December 31, 1994, and March 31, 1994, respectively. Between March 31, 1995 and 1994, the Company completed four bank acquisitions accounted for as purchases. Assets acquired in these four transactions totaled $895.6 million. The statements of condition for all the periods presented include the two business combinations accounted for as poolings of interests which were completed since March 31, 1994. In aggregate these pooled companies had assets of $234.5 million. The decrease in total assets between March 31, 1995 and December 31, 1994 reflects the sale of $423.9 million of securities. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

     Between March 31, 1995 and 1994, loans and leases increased $939.8 million or 28.4% to total $4.3 billion at March 31, 1995. Loans added through bank purchase transactions totaled $391.8 million and net internal loan growth was $548.0 million. Increases were realized in various commercial and retail categories.

     The commercial loan categories increased an aggregate of $533.6 million or 27.4% to total $2.5 billion at March 31, 1995. Retail loan categories totaling $1.8 billion increased $406.2 million or 29.8%. In addition to the effect of acquisitions, these increases were attributable to a continued emphasis on business development and increasing credit demands associated with the strengthening of the economy in Kansas and Oklahoma.

     The Company makes most of its loans within Kansas, Oklahoma, Missouri and the contiguous states and to Kansas-, Oklahoma-, and Missouri-based customers that do business in other states. The Company's commercial and industrial loans principally are made to middle market and small businesses. At March 31, 1995, the Company had 15 lending relationships in which the aggregate loan amount was $10 million or more. The Company had one lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10.0% of total loans outstanding and no foreign loans at March 31, 1995. The following table shows the composition of loans and leases at the dates indicated.

                                                                   March 31,     December 31,      March 31,
                                                                     1995            1994            1994
                                                                 ------------    ------------    ------------
                                                                                (In thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . . . . . . . . .   $1,071,678      $1,028,034      $  899,710
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      231,147         227,367         195,380
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .      136,623         129,742          88,872
  Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       27,128          25,173          42,848
  Real estate:
    Construction. . . . . . . . . . . . . . . . . . . . . . . .      141,578         135,558         104,399
    Permanent commercial real estate and other. . . . . . . . .      756,716         705,625         540,947
  Lease financing . . . . . . . . . . . . . . . . . . . . . . .       94,995          87,109          49,946
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,051          27,557          26,236
                                                                  ----------      ----------      ----------
      Total commercial loans. . . . . . . . . . . . . . . . . .    2,481,916       2,366,165       1,948,338
                                                                  ----------      ----------      ----------
Consumer:
  Secured by 1-4 family residences, less unearned discount. . .    1,070,956         991,446         785,202
  Residential mortgage loans held for sale. . . . . . . . . . .          245             206          12,070
  Consumer, less unearned discount. . . . . . . . . . . . . . .      494,007         491,898         424,323
  Credit card . . . . . . . . . . . . . . . . . . . . . . . . .      122,820         130,098          87,385
  Educational . . . . . . . . . . . . . . . . . . . . . . . . .       80,482          82,238          53,323
                                                                  ----------      ----------      ----------
      Total consumer loans. . . . . . . . . . . . . . . . . . .    1,768,510       1,695,886       1,362,303
                                                                  ----------      ----------      ----------
        Total loans and leases. . . . . . . . . . . . . . . . .   $4,250,426      $4,062,051      $3,310,641
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

     Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 67% of the agriculture portfolio at March 31, 1995. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

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

     Commercial Real Estate: At March 31, 1995, approximately 51% of the construction loan portfolio was in the Wichita, Topeka and Kansas City markets. The Tulsa and Oklahoma City markets represented an additional 33% of this portfolio.

     Permanent commercial real estate loans include loans in the Company's market for small office buildings/parks; neighborhood strip shopping centers; small manufacturing machine shop buildings; office warehouse properties; medical offices; apartment buildings; and loans secured by farmland. Also included in this portfolio are loans for purposes other than funding the acquisition of the collateral properties and in which cash flows from the properties are not the principal source of repayment. Approximately 68% of the loans in the permanent commercial real estate portfolio are floating rate loans.

     Secured by 1-4 Family Residences: The 1-4 family residence portfolio consists of loans secured by residences located primarily in Kansas, Oklahoma, and Missouri. The majority of the loans are permanent first mortgage loans with the remainder consisting of home equity credit lines and other loans secured by second mortgages.

     Residential Mortgage Loans Held For Sale: Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.


Nonperforming Assets

     Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at March 31, 1995 included $5.9 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

     Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of March 31, 1995, the carrying value of nonaccrual loans had been charged down to 79.81% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

     The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments.

                                                                      March 31,    December 31,     March 31,
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . .    $31,742        $29,301        $28,060
Troubled debt restructurings . . . . . . . . . . . . . . . . . . .        393            503            291
                                                                      -------        -------        -------
Total nonperforming loans. . . . . . . . . . . . . . . . . . . . .     32,135         29,804         28,351
Other real estate and nonperforming assets . . . . . . . . . . . .      5,704          5,757          9,747
                                                                      -------        -------        -------
  Total nonperforming assets . . . . . . . . . . . . . . . . . . .    $37,839        $35,561        $38,098
                                                                      =======        =======        =======
Past due loans (90 days or more) . . . . . . . . . . . . . . . . .    $10,023        $13,250        $ 8,020
                                                                      =======        =======        =======

Nonperforming assets/period-end loans plus
 other real estate and nonperforming assets. . . . . . . . . . . .        .89%           .87%          1.15%
                                                                         ====           ====         ======
Nonperforming assets/period-end assets . . . . . . . . . . . . . .        .50%           .46%           .54%
                                                                         ====           ====         ======

     Nonperforming assets decreased $259,000 from March 31, 1994 to total $37.8 million at March 31, 1995. At March 31, 1995, total nonperforming assets represented .89% of total loans plus other real estate owned and nonperforming assets as compared to 1.15% of total loans plus other real estate owned and nonperforming assets at March 31, 1994. Between December
31, 1994 and March 31, 1995 nonperforming assets increased $2.3 million.
This increase was concentrated in three individual loans.

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

                                                                      March 31,    December 31,     March 31,
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Commercial:
  Commercial and industrial. . . . . . . . . . . . . . . . . . . .    $16,510        $14,862        $12,576
  Agriculture. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,135          1,283          1,226
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,185          1,221            501
  Real Estate:
    Real estate construction . . . . . . . . . . . . . . . . . . .      1,048            905            528
    Permanent commercial real estate and other . . . . . . . . . .      9,355          8,422         10,166
  Lease financing. . . . . . . . . . . . . . . . . . . . . . . . .        685            208             83
                                                                      -------        -------        -------
      Total commercial loans . . . . . . . . . . . . . . . . . . .     29,918         26,901         25,080
                                                                      -------        -------        -------
Consumer:
  Secured by 1-4 family residences . . . . . . . . . . . . . . . .        982          1,350          1,661
  Consumer less unearned discount. . . . . . . . . . . . . . . . .      1,235          1,553          1,610
                                                                      -------        -------        -------
      Total consumer loans . . . . . . . . . . . . . . . . . . . .      2,217          2,903          3,271
                                                                      -------        -------        -------
        Total nonperforming loans. . . . . . . . . . . . . . . . .    $32,135        $29,804        $28,351
                                                                      =======        =======        =======
Nonaccrual loans/nonaccrual loans and prior charge-offs. . . . . .      79.81%
                                                                        =====

Potential Problem Loans

     Certain loans that are risk classified as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

     Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled $10.8 million at March 31, 1995.

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

     An evaluation of the overall quality of the portfolio is performed to determine the necessary level of the allowance for credit losses. Effective January 1, 1995, the Company adopted Financial Accounting Standard ("FAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the amount of the allowance for credit losses related to individual loans that are identified for evaluation in accordance with FAS No. 114 is determined based on estimates of expected cash flows on each such loan which are then discounted using that loan's effective interest rate.
Alternatively, the fair value of the collateral is used to determine the allowance for credit losses related to identified collateral dependent loans. For the remainder of the loan portfolio, the determination of the allowance for credit losses takes into consideration the risk classification of loans and the application of loss estimates to these classifications.

     It is the responsibility of management in each of the Company's markets to risk classify its loans as pass, special mention, substandard, doubtful, or loss. The classification criteria are established by the credit administration function of the Company, which is independent of all lending functions, and are intended to be consistent with the criteria applied by federal banking system examiners. These classifications take into consideration all sources of repayment, underlying collateral, the value of such collateral, and current and anticipated economic conditions, trends, and uncertainties. The Company has an independent loan review function which periodically reviews the loans and the classifications. The Company's bank subsidiaries also are subjected to periodic examinations by the Office of the Comptroller of the Currency.

     Loss factors are developed by loan type and risk classification using historical loss data, statistical modeling techniques, and analyses of general economic conditions, trends in portfolio volume, maturity, and composition. The application of these loss factors to the portfolio classifications combined with estimates of potential future losses on specific large loans (based on either the discounted present value of the expected cash flows or collateral values) provide management with data essential to identify and estimate the credit risk inherent in the loan portfolio. The allowance for credit losses reflects the result of these estimates, and is deemed to be adequate at each balance sheet date.

     As of March 31, 1995, the allowance for credit losses equaled $73.6 million or 229.18% of nonperforming loans. Comparatively, the allowance for credit losses at March 31, 1994 amounted to $68.6 million or 242.03% of nonperforming loans. The strong coverage ratio of the allowance for credit losses to nonperforming loans at March 31, 1995 reflected the continuing emphasis management is placing on resolving problem loans, managing the risk profile of the Company, and prudently reserving for identifiable risks.

     The following table summarizes the changes in the allowance for credit losses for the three-month periods ended March 31 and presents selected related ratios.


                                                                              1995              1994
                                                                           ----------        ----------
                                                                              (Dollars in thousands)

Balance at January 1, as previously reported . . . . . . . . . . . . . .   $   71,874        $   67,617
  Adjustment for pooling of interest . . . . . . . . . . . . . . . . . .          993               610
                                                                           ----------        ----------
  Balance at January 1, as restated. . . . . . . . . . . . . . . . . . .       72,867            68,227
  Allowance for credit losses of purchased banks . . . . . . . . . . . .        1,633                --
                                                                           ----------        ----------
                                                                               74,500            68,227
Charge-offs:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        1,142               905
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26                 3
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                 1
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .           42                --
  Permanent commercial real estate and other . . . . . . . . . . . . . .           97               139
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           58                46
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           67                --
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          105               213
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,448               934
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,392               470
                                                                           ----------        ----------
      Total charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .        4,377             2,711
                                                                           ----------        ----------
Recoveries:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .          561             1,397
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66               113
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41                39
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39                38
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .           34                43
  Permanent commercial real estate and other . . . . . . . . . . . . . .          327               299
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           20                13
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52               105
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          238                32
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          808               624
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          305                86
                                                                           ----------        ----------
      Total recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        2,491             2,789
                                                                           ----------        ----------
Net loans and leases charged off . . . . . . . . . . . . . . . . . . . .        1,886               (78)
Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .        1,033               312
                                                                           ----------        ----------
Balance at March 31. . . . . . . . . . . . . . . . . . . . . . . . . . .   $   73,647        $   68,617
                                                                           ==========        ==========

Loans and leases at period-end . . . . . . . . . . . . . . . . . . . . .   $4,250,426        $3,310,641
Average loans and leases . . . . . . . . . . . . . . . . . . . . . . . .   $4,178,028        $3,340,832

Net charge-offs (recoveries) (annualized)/average loans and leases . . .          .18%             (.01)%
Allowance for credit losses/period-end nonperforming loans . . . . . . .       229.18%           242.03 %
Allowance for credit losses/period-end nonperforming assets. . . . . . .       194.63%           180.11 %
Allowance for credit losses/period-end loans and leases. . . . . . . . .         1.73%             2.07 %

Investment Securities Portfolio

     The following table presents the book values of investment securities at the dates indicated.


Held-to-maturity
                                                                      March 31,      December 31,       March 31,
                                                                        1995             1994             1994
                                                                     ----------      ------------      ----------
                                                                                    (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   99,319       $   98,971       $   97,984
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,529,605        1,582,938        1,596,644
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     262,600          265,170          242,780
Obligations of states and political subdivisions. . . . . . . . . .       4,263            8,866           21,928
Other securities:
  Collateralized auto receivables . . . . . . . . . . . . . . . . .          --               --            9,409
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,050            2,050            2,150
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .         233              195              206
                                                                     ----------       ----------       ----------
    Total debt securities, at amortized cost. . . . . . . . . . . .  $1,898,070       $1,958,190       $1,971,101
                                                                     ==========       ==========       ==========
Market value in excess of (less than) book value. . . . . . . . . .  $  (66,020)      $ (110,423)      $  (21,434)
                                                                     ==========       ==========       ==========

Available-for-sale
                                                                      March 31,      December 31,       March 31,
                                                                         1995            1994             1994
                                                                     ----------      ------------      ----------
                                                                                    (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   63,533       $  269,442       $  311,357
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     127,958          131,979          172,545
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90,405          269,371          304,448
Obligations of states and political subdivisions. . . . . . . . . .     166,202          174,806          203,546
Other securities:
  Bankers acceptances . . . . . . . . . . . . . . . . . . . . . . .      12,179               --               --
  Collateralized credit card receivables. . . . . . . . . . . . . .      51,025           58,518           62,224
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .      39,674           38,660           42,544
                                                                     ----------       ----------       ----------
    Total debt securities . . . . . . . . . . . . . . . . . . . . .     550,976          942,776        1,096,664

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .       1,280            1,194              885
                                                                     ----------       ----------       ----------
      Total debt and equity securities, at estimated fair value . .  $  552,256       $  943,970       $1,097,549
                                                                     ==========       ==========       ==========

Other securities(1)
                                                                      March 31,      December 31,       March 31,
                                                                        1995             1994             1994
                                                                     ----------      ------------      ----------
                                                                                    (In thousands)
Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . . .     $39,273          $37,886          $29,682
Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . . .      14,405           14,242           12,844
Other equity securities . . . . . . . . . . . . . . . . . . . . . .       1,549            1,549            1,538
                                                                        -------          -------          -------
  Total other equity securities, at cost. . . . . . . . . . . . . .     $55,227          $53,677          $44,064
                                                                        =======          =======          =======

___________

(1) Equity securities that do not have a readily determinable fair value.

     Total investment securities were $2.5 billion, $3.0 billion, and $3.1 billion at March 31, 1995, December 31, 1994, and March 31, 1994, respectively. The decrease in the investment securities portfolio reflects maturities and prepayments and the February 1995 sale of $423.9 million of fixed-rate debt securities classified as available-for-sale. The proceeds of maturities, prepayment and the sale were used to fund loan growth and to reduce borrowed funds. The debt securities sold consisted primarily of U.S. treasury obligations and obligations of U.S. government agencies.
Acquisition transactions accounted for as purchases added $305.9 million of investment securities since March 31, 1994.

     Excluding U.S. Treasury obligations and obligations of U.S. government agencies and corporations, there were no security holdings of any one issuer at March 31, 1995 that exceeded 10% of consolidated stockholders' equity.

     At March 31, 1995 the held-to-maturity portfolio included $625.0 million of floating-rate mortgage-backed securities guaranteed by U.S. government agencies or corporations. The yields on these securities float with various indices, principally the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds index. Also included in the held-to-maturity portfolio at March 31, 1995 were $632.2 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies or corporations of the U.S. government. Of this CMO portfolio, $139.7 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $492.5 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated average duration of two to three years.

     The March 31, 1995 available-for-sale mortgage-backed securities portfolio was comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to three years.

Deposits

     Total deposits increased $649.5 million or 12.0% between March 31, 1995 and 1994. Since March 31, 1994, the Company acquired $677.5 million of deposits through acquisitions accounted for as purchases. The increased deposits from acquisitions were partially offset by the effect of vigorous bank and nonbank competition and the sale of four branches with deposits totaling $44.5 million. In response to the increased bank and nonbank competition, time deposit products have been offered which provide the customer with the opportunity to reprice the instruments during their term. At March 31, 1995, $138.3 million of these adjustable-rate time deposits were outstanding. In late December 1994, the Company initiated a special time deposit promotion for deposits with 7-month and 13-month maturities, and in January 1995, the Company introduced a new money market savings product which has a rate that is tied to a money market fund index. Core deposits (non-public demand, interest checking, savings, and time deposits under $100,000) represented 90.8% of total deposits at March 31, 1995 compared to 92.4% at March 31, 1994. Brokered deposits were immaterial at March 31, 1995, December 31, 1994, and March 31, 1994.

Asset and Liability Management

     Interest Rate Risk: The Company evaluates its interest rate risk using various tools, including interest sensitivity gap and simulation analysis. The following table presents the Company's estimated asset and liability repricing intervals and repricing gap position as of March 31, 1995. Most assets and liabilities have been included in the table based on the timing of their contractual maturities or repricing characteristics. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon prepayments estimates as provided by a third-party market information service. These estimates may vary from period to period depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-months category.

                                                   Repricing or Maturity Interval
                              ---------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $2,221,796  $ 232,827  $ 347,314  $  951,743  $458,715  $   38,031    $4,250,426
  Investments and trading
   account securities . . . .    742,189    115,723    201,026   1,171,309   276,720          --     2,506,967
  Other earning assets  . . .    100,850        195        191         881        --          --       102,117
  Nonearning assets . . . . .         --         --         --          --        --     696,290       696,290
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $3,064,835  $ 348,745  $ 548,531  $2,123,933  $735,435  $  734,321    $7,555,800
                              ==========  =========  =========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $2,973,350  $ 509,560  $ 698,980  $  930,506  $  5,151  $  938,622    $6,056,169
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    409,149         --         --          --        --          --       409,149
  Federal Home Loan Bank
   borrowings . . . . . . . .    335,072         --         --      25,000        --          --       360,072
  Other borrowings. . . . . .     38,479         --         --          --        --          --        38,479
  Long-term debt  . . . . . .        130         12         26         212        10          --           390
  Other liabilities . . . . .         --         --         --          --        --      58,057        58,057
  Stockholders' equity  . . .         --         --         --          --        --     633,484       633,484
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $3,756,180  $ 509,572  $ 699,006  $  955,718  $  5,161  $1,630,163    $7,555,800
                              ==========  =========  =========  ==========  ========  ==========    ==========
Interest rate swaps . . . . . $ (136,000) $  (1,000) $  14,000  $  123,000  $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . .   (827,345)  (161,827)  (136,475)  1,291,215   730,274    (895,842)           --
Cumulative adjusted
 repricing gap. . . . . . . .   (827,345)  (989,172)(1,125,647)    165,568   895,842          --            --
Cumulative adjusted rate-
 sensitive assets/
 rate-sensitive liabilities .        .82        .80        .80          (*)       (*)         (*)

- ---------

  (*) Not meaningful.

     The table indicates that the Company has a negative repricing gap for intervals of less than one year, which means that it is liability sensitive since the interest-bearing liabilities would typically reprice faster than interest-earning assets. Consequently, rising interest rates would adversely impact net interest income. Conversely, declining interest rates would improve net interest income. This table, however, does not indicate the magnitude of the effect that the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk (the changing relationships between asset rates and liability rates of similiar maturity), loan prepayment risk, intra-period sensitivity, the effect of interest rate floors and ceilings, and the effect of competition on loan and deposit pricing. Also, this analysis is static and does not reflect loan growth or other subsequent asset and liability changes. While this interest sensitivity gap analysis is a widely used measure of interest rate risk, it provides an incomplete picture.

     Simulation modeling also is used to manage the Company's interest rate risk. Simulation modeling can incorporate changes in asset and liability volumes and changes in interest rates, as well as the associated timing of the rate of change in interest rates of various categories of assets and liabilities. On a regular basis, the Company simulates the potential effect on net interest income of a gradual change in rates of 200 basis points up or down over a 12-month period. Also, the potential effect of an instantaneous change in rates of 200 basis points up or down is modeled. It is the Company's policy to limit the maximum adverse impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months to 5.0%. As of March 31, 1995, the Company's interest rate risk position was well within the policy guideline.


     Between the first quarters of 1995 and 1994, net interest income was adversely affected by the increase in interest rates reflecting both the Company's liability sensitive position and vigorous loan and deposit pricing competition. In February 1995, the Company sold $423.9 million of low-yielding, fixed-rate securities to reposition its balance sheet to reduce the Company's liability sensitive position. In addition, the adverse effect from a potential rise in rates would also be mitigated by future loan growth.

     From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Net interest income included $486,000 and $92,000, for the three months ended March 31, 1995 and 1994, respectively.

     At March 31, 1995 and 1994 interest rate swaps were as follows:

                                                                       March 31, 1995
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $151,000           15 months (1)        6.05%           6.22%
Pay fixed rate . . . . . . . . . . . . . .       100,000            1 months            6.32%           4.25%

                                                                       March 31, 1994
                                              ----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                      ------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          ---------          ---------       --------
                                             (In thousands)

Receive fixed rate . . . . . . . . . . . .      $ 51,000           26 months (1)        5.89%           3.48%
Pay fixed rate . . . . . . . . . . . . . .       200,000            7 months            3.56%           3.94%

- ---------

(1)  The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

     Activity in interest rate swaps is summarized below:


                                                                                     Receive           Pay
                                                                                    Fixed Rate      Fixed Rate
                                                                                    ----------      ----------
                                                                                 (Notional amounts, in thousands)
Balance, January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --
                                                                                     --------        --------
Balance, March 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
                                                                                     ========        ========
Balance, January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --
                                                                                     --------        --------
Balance, March 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
                                                                                     ========        ========

     Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at March 31, 1995. The loans-to-deposits and loans-to-assets ratios averaged 70.0% and 53.9%, respectively, during the first three months of 1995. Average core deposits (non-public demand, interest checking, savings, and time deposits under $100,000) represented 90.9% of average total deposits and 69.9% of average assets during the three-month period.

     At March 31, 1995, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $807.7 million. At that same date, additional borrowing liquidity was available in the form of $592.5 million of unpledged investment securities classified as either held-to-maturity or available-for-sale which could secure short-term borrowing requirements. In addition, the available-for-sale securities could be sold. Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $57.5 million during the first quarter of 1995.

     The Company had commitments to extend credit at March 31, 1995, including standby letters of credit of $107.3 million, commercial letters of credit of $17.8 million, unused credit card lines of $477.6 million, commitments to fund 1-4 family residential mortgage loans of $60.0 million, and other loan commitments of $1.4 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

     At March 31, 1995, total stockholders' equity was $633.5 million or 8.38% of total assets compared to $604.1 million or 8.54% of total assets at March 31, 1994. Exclusive of the net unrealized gains or losses on available-for-sale securities, stockholders' equity was $633.0 million and $595.1 million at March 31, 1995 and 1994, respectively. For the first three months of 1995, total stockholders' equity averaged $618.1 million or 7.97% of average assets. The prior year-to-date average equity was $615.4 million or 8.83% of average assets.

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

                                                                                        March 31,
                                                                             -------------------------------
                                                                                 1995               1994
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  536,564         $  507,207
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,920             96,920
  Less:  Intangible assets (1). . . . . . . . . . . . . . . . . . . . . .       (87,887)           (63,611)
         Net unrealized gain on available for sale securities . . . . . .          (524)            (8,989)
         Limitation on deferred tax assets (2). . . . . . . . . . . . . .        (2,482)                --
                                                                             ----------         ----------
           Total Tier I capital . . . . . . . . . . . . . . . . . . . . .       542,591            531,527
                                                                             ----------         ----------
Tier II capital:
  Allowance for credit losses (3) . . . . . . . . . . . . . . . . . . . .        62,871             52,484
                                                                             ----------         ----------
           Total regulatory capital . . . . . . . . . . . . . . . . . . .    $  605,462         $  584,011
                                                                             ==========         ==========
Risk-weighted assets and off-balance-sheet commitments and contingencies.    $5,029,581         $4,198,605
                                                                             ==========         ==========
Adjusted average assets (4) . . . . . . . . . . . . . . . . . . . . . . .    $7,685,282         $6,883,686
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               10.79%             12.66%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                12.04              13.91
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.06               7.72

___________

  (1) All intangible assets except purchased mortgage servicing rights of $2.4 million and purchased credit card relationships of $7.9 million are subtracted from capital.
  (2) During the first quarter of 1995, the banking system regulators amended the regulatory capital rules to limit the amount of deferred tax assets that are allowable in computing the regulatory capital ratios.
  (3) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (4) Quarter-to-date average assets excluding the net unrealized gain or loss on available-for-sale securities and all intangibles except purchased mortgage servicing rights and purchased credit card relationships.

     As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators.

     Under regulations adopted by the the Federal Deposit Insurance Corporation, a bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation.
The capital ratios for each of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at March 31, 1995.

     For 1994, the Company's board of directors authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two. A board of directors action in April 1994 specifically reserved a portion of this previous authorization to be used for the acquisition of Oklahoma Savings, Inc. ("OSI"). During 1994, 355,466 shares of the Company's common stock was purchased to be used in the OSI acquisition, which was consummated on January 6, 1995 and the shares were reissued. For 1995, the Company's board of directors again authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares, or a combination of the two. At March 31, 1995, 62,139 common shares had been acquired pursuant to this authorization.

Acquisitions

     The Company has no binding commitments, agreements, or understandings to acquire any additional financial institutions. Though the Company would consider strategic and fill-in acquisitions that could be made on favorable terms, its principal focus has shifted from growth by acquisition to internal growth, enhancement of revenues, and greater efficiency.

Parent Company Funding Sources and Dividends

     The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to obtain funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $20.0 million and $41.4 million for the three-month periods ended March 31, 1995, and 1994, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. At March 31, 1995, the subsidiary banks could distribute approximately $25.3 million in dividends to the parent company without the approval from regulatory agencies.

     Because of the financial strength of the parent company and the anticipated earnings capacity of the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1995 to the extent justified by their respective financial condition.

     At March 31, 1995, the parent company had approximately $25.8 million of cash and short-term investments. The parent company's borrowings under its two credit agreements at the same date totaled $20.0 million. These credit agreements provide the Company with a combined $100.0-million line of credit for a one-year period. The credit agreements subject the Company to certain restrictions and covenants related to, among others, consolidated stockholders' equity and the maintenance of specific ratios related to leverage, risked-based capital, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under these agreements.



                                       PART II

Item 1.  Legal Proceedings.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's annual meeting of stockholders held on April 20, 1995 the results of the matters voted upon were as follows:

         (1) Each of the following nominees for election as director was elected.

                                                               Affirmative        Votes
                 Director                                         Votes          Withheld
         -------------------------                             -----------       --------
         Thomas R. Clevenger                                    22,612,432        12,031
         Jordan L. Haines                                       22,606,207        18,256
         Patrick E. O'Shaughnessy                               22,621,291         3,172


         (2) An affirmative vote of the stockholders was obtained to approve the appointment of Ernst & Young LLP as auditors for the current fiscal year.

            Affirmative Votes         Negative Votes         Abstentions
            -----------------         --------------         -----------
                22,487,772                23,054               161,196




Item 6.         Exhibits and Reports on Form 8-K.

     (a)        Exhibits

     The following exhibits are filed herewith:

     27.01 Article 9 of Regulation S-X Financial Data Schedule for the March 31, 1995 Form 10-Q.

     27.02      Restated Financial Data Schedule.

     (b)        Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

                                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOURTH FINANCIAL CORPORATION




Date       May 15, 1995                 /s/ Darrell G. Knudson
    -------------------------          ---------------------------------
                                       Darrell G. Knudson
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date       May 15, 1995                /s/ Michael J. Shonka
    -------------------------         ----------------------------------
                                       Michael J. Shonka
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)