Form 10-Q
period 1995-06-30
FOURTH FINANCIAL CORP
filed 1995-08-14
CIK 38475

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                             _______________
                                FORM 10-Q
(Mark One)
   _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended June 30, 1995
                                    OR
   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     There were 27,624,484 shares of common stock, par value $5 per share, of the registrant outstanding as of July 31, 1995.





                      FOURTH FINANCIAL CORPORATION
                          TABLE OF CONTENTS


                                 PART I

 Item in
Form 10-Q                                                                 Page
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


       Consolidated Statements of Condition as of June 30, 1995, December 31, 1994 and June 30, 1994

       Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1995 and 1994

       Consolidated Statements of Changes in Stockholders' Equity for the six-month periods ended June 30, 1995 and 1994

       Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1995 and 1994

       Notes to Consolidated Financial Statements

                        FOURTH FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CONDITION
                                (Unaudited)


                                                                        June 30,     December 31,     June 30,
                                                                          1995           1994           1994
                                                                      ------------   ------------   ------------
                                                                                (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $  407,145     $  438,930     $  394,513
  Interest-bearing deposits in other financial institutions . . . . .       1,280            499          1,829
  Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . . . . . . . . .      51,715          8,470         18,405
  Securities:
    Held-to-maturity (market value-$1,825,668, $1,847,767,
     and $2,159,304, respectively). . . . . . . . . . . . . . . . . .   1,846 091      1,958,190      2,217,151
    Available-for-sale (at market value). . . . . . . . . . . . . . .     458,492        943,970      1,028,977
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,234         53,677         52,800
    Trading . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         690            719          1,833
  Loans and leases:
    Total loans and leases. . . . . . . . . . . . . . . . . . . . . .   4,386,184      4,062,051      3,669,815
    Allowance for credit losses . . . . . . . . . . . . . . . . . . .     (72,117)       (72,867)       (74,176)
                                                                       ----------     ----------      ---------

      Net loans and leases. . . . . . . . . . . . . . . . . . . . . .   4,314,067      3,989,184      3,595,639
  Bank premises and equipment, net. . . . . . . . . . . . . . . . . .     160,475        158,885        158,068
  Income receivable and other assets. . . . . . . . . . . . . . . . .     120,117        166,309        147,423
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .      95,288         95,606        109,537
                                                                       ----------     ----------     ----------

        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $7,504,594     $7,814,439     $7,726,175
                                                                       ==========     ==========     ==========

Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .  $  977,268     $1,049,118     $1,006,201
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   5,064,340      4,675,478      4,789,934
                                                                       ----------     ----------     ----------

      Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .   6,041,608      5,724,596      5,796,135
  Federal funds purchased and securities sold under
   agreements to repurchase . . . . . . . . . . . . . . . . . . . . .     452,245        933,706        639,369
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . .     268,347        441,097        490,990
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .      32,978         43,001         82,715
  Accrued interest, taxes, and other liabilities. . . . . . . . . . .      59,529         58,976        107,666
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         176          7,762         12,609
                                                                       ----------     ----------     ----------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .   6,854,883      7,209,138      7,129,484
                                                                       ----------     ----------     ----------

  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .      99,469        100,000        100,000
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  27,626,660, 27,566,225, and 27,516,925 shares. . . . .     138,133        137,831        137,585
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .     108,402        107,576        106,915
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     299,316        294,532        268,549
    Treasury stock at cost (14,969, 355,466 and 356,684 shares) . . .        (480)       (10,018)       (10,054)
    Stock option loans. . . . . . . . . . . . . . . . . . . . . . . .      (1,679)        (1,894)        (1,793)
                                                                       ----------     ----------     ----------
    Stockholders' equity before net unrealized
     gains (losses) on available-for-sale securities. . . . . . . . .     643,161        628,027        601,202
    Net unrealized gains (losses) on available-for-sale securities. .       6,550        (22,726)        (4,511)
                                                                       ----------     ----------     ----------

        Total stockholders' equity. . . . . . . . . . . . . . . . . .     649,711        605,301        596,691
                                                                       ----------     ----------     ----------

        Total liabilities and stockholders' equity. . . . . . . . . .  $7,504,594     $7,814,439     $7,726,175
                                                                       ==========     ==========     ==========
                                See accompanying notes.


                        FOURTH FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                   -------------------------------  -------------------------------
                                                    June 30,    June 30,   Percent   June 30,    June 30,   Percent
                                                      1995        1994     Change      1995        1994     Change
                                                   ----------  ----------  -------  ----------  ----------  -------
                                                           (Dollars in thousands, except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . . . . .  $ 99,318    $ 72,862     36.3 %  $191,911    $140,345    36.7 %
  Interest on short-term investments . . . . . . .     1,928         432      3.5 x     2,902         683     3.2 x
  Interest and dividends on investment securities:
    Taxable. . . . . . . . . . . . . . . . . . . .    34,430      41,659    (17.4)     73,686      77,637    (5.1)
    Tax-preferred. . . . . . . . . . . . . . . . .     3,179       4,272    (25.6)      6,680       8,830   (24.3)
  Interest and dividends on trading account
   securities. . . . . . . . . . . . . . . . . . .        23          16     43.8          38          53   (28.3)
                                                    --------    --------             --------    --------
      Total interest income. . . . . . . . . . . .   138,878     119,241     16.5     275,217     227,548    20.9
                                                    --------    --------             --------    --------

Interest Expense:
  Interest on deposits . . . . . . . . . . . . . .    59,056      37,633     56.9     112,430      73,321    53.3
  Interest on borrowings . . . . . . . . . . . . .    11,619      10,700      8.6      27,112      17,655    53.6
  Interest on long-term debt . . . . . . . . . . .         6         354    (98.3)        128         783   (83.7)
                                                    --------    --------             --------    --------
      Total interest expense . . . . . . . . . . .    70,681      48,687     45.2     139,670      91,759    52.2
                                                    --------    --------             --------    --------

Net Interest Income. . . . . . . . . . . . . . . .    68,197      70,554     (3.3)    135,547     135,789     (.2)
  Provision for credit losses. . . . . . . . . . .     1,000          19     51.6 x     2,033         331     5.1 x
                                                    --------    --------             --------    --------

Net Interest Income After Provision For Credit
  Losses . . . . . . . . . . . . . . . . . . . . .    67,197      70,535     (4.7)    133,514     135,458    (1.4)
                                                    --------    --------             --------    --------

Noninterest Income:
  Trust fees . . . . . . . . . . . . . . . . . . .     5,557       4,339     28.1      10,807       9,807    10.2
  Service charges on deposit accounts. . . . . . .    10,232       9,467      8.1      19,767      18,624     6.1
  Bank card fees . . . . . . . . . . . . . . . . .     4,282       3,583     19.5       8,507       6,161    38.1
  Investment securities gains (losses) . . . . . .       190          62      2.1 x   (21,873)      3,626
  Other. . . . . . . . . . . . . . . . . . . . . .     5,478       5,317      3.0      11,561      10,952     5.6
                                                    --------    --------             --------    --------
      Total noninterest income . . . . . . . . . .    25,739      22,768     13.0      28,769      49,170   (41.5)
                                                    --------    --------             --------    --------

Noninterest Expense:
  Salaries and employee benefits . . . . . . . . .    31,112      31,151      (.1)     61,940      61,697      .4
  Furniture and equipment. . . . . . . . . . . . .     5,299       5,489     (3.5)     10,921      11,173    (2.3)
  Net occupancy. . . . . . . . . . . . . . . . . .     4,384       4,154      5.5       9,198       8,427     9.1
  FDIC insurance . . . . . . . . . . . . . . . . .     3,284       3,243      1.3       6,562       6,350     3.3
  Advertising and public relations . . . . . . . .     2,795       2,307     21.2       5,209       4,436    17.4
  Bank card  . . . . . . . . . . . . . . . . . . .     1,072         868     23.5       2,145       1,658    29.4
  Amortization of intangible assets. . . . . . . .     2,837       2,355     20.5       5,717       4,394    30.1
  Merger and integration costs . . . . . . . . . .        --         117       --          28       2,768   (99.0)
  Net costs of operation of other real estate and
   nonperforming assets. . . . . . . . . . . . . .       (17)       (217)   (92.2)        (19)       (350)  (94.6)
  Other. . . . . . . . . . . . . . . . . . . . . .    12,237      12,011      1.9      24,705      23,802     3.8
                                                    --------    --------             --------    --------
      Total noninterest expense. . . . . . . . . .    63,003      61,478      2.5     126,406     124,355     1.6
                                                    --------    --------             --------    --------

Income Before Income Taxes . . . . . . . . . . . .    29,933      31,825     (5.9)     35,877      60,273   (40.5)
  Income tax expense . . . . . . . . . . . . . . .    10,826      10,853      (.2)     12,315      20,607   (40.2)
                                                    --------    --------             --------    --------

Net Income . . . . . . . . . . . . . . . . . . . .  $ 19,107    $ 20,972     (8.9)   $ 23,562    $ 39,666   (40.6)
                                                    ========    ========             ========    ========

Net Income Applicable to Common Shares . . . . . .  $ 17,266    $ 19,222    (10.2)   $ 19,972    $ 36,166   (44.8)
                                                    ========    ========             ========    ========

Earnings Per Common Share:
  Primary. . . . . . . . . . . . . . . . . . . . .  $    .63    $    .71    (11.3)%     $ .72       $1.33   (45.9)%
  Fully diluted. . . . . . . . . . . . . . . . . .       .62         .68     (8.8)        .72        1.29   (44.2)
Dividends Per Common Share . . . . . . . . . . . .       .29         .26     11.5         .55         .52     5.8




                             See accompanying notes.


                    FOURTH FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Unaudited)

                                                                                                     Net
                         Preferred Stock  Common Stock                     Treasury Stock         Unrealized
                         --------------- ---------------                   -------------- Stock      Gains
                                                          Capital Retained                Option (Losses) on
                         Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total
                         ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  -------
                                                           (In thousands)
Balance, January 1, 1994
  As previously reported    250 $100,000 27,166 $135,830 $106,102 $244,810 (112) $(3,245) $(1,795)  $25,148  $606,850
  Adjustment for pooling
   of interests. . . . .     --       --    315    1,575      375    1,567   --       --       --        --     3,517
                          ----- -------- ------ -------- -------- --------  --- --------  -------   -------  --------
    Adjusted balance . .    250  100,000 27,481  137,405  106,477  246,377 (112)  (3,245)  (1,795)   25,148   610,367

  Net income . . . . . .     --       --     --       --       --   39,666   --       --       --        --    39,666
  Cash dividends:
    Preferred stock. . .     --       --     --       --       --   (3,500)  --       --       --        --    (3,500)
    Common stock . . . .     --       --     --       --       --  (13,686)  --       --       --        --   (13,686)
    Pooled companies . .     --       --     --       --       --     (308)  --       --       --        --      (308)
  Purchase of common
   stock for treasury. .     --       --     --       --       --       -- (355) (10,018)      --        --   (10,018)
  Issuance of common
   stock:
    Acquisition. . . . .     --       --     --       --       42       --   70    2,040       --        --     2,082
    Stock option plans .     --       --     36      180      396       --   40    1,169       --        --     1,745
  Net change in stock
   option loans. . . . .     --       --     --       --       --       --   --       --        2        --         2
  Adoption of Financial
   Accounting Standard
   No. 115 by pooled
   companies . . . . . .     --       --     --       --       --       --   --       --       --      (344)     (344)
  Net change in unreal-
   ized gains (losses)
   on available-for-sale
   securities. . . . . .     --       --     --       --       --       --   --       --       --   (29,315)  (29,315)
                         ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, June 30, 1994 .    250 $100,000 27,517 $137,585 $106,915 $268,549 (357)$(10,054) $(1,793) $ (4,511) $596,691
                         ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========

Balance, January 1, 1995
  As previously reported    250 $100,000 27,251 $136,256 $107,201 $292,962 (355)$(10,018) $(1,894) $(22,440) $602,067
  Adjustment for pooling
   of interests. . . . .     --       --    315    1,575      375    1,570   --       --       --      (286)    3,234
                          ----- -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
    Adjusted balance . .    250  100,000 27,566  137,831  107,576  294,532 (355) (10,018)  (1,894)  (22,726)  605,301

  Net income . . . . . .     --       --     --       --       --   23,562   --       --       --        --    23,562
  Cash dividends:
    Preferred stock. . .     --       --     --       --       --   (3,492)  --       --       --        --    (3,492)
    Common stock . . . .     --       --     --       --       --  (15,188)  --       --       --        --   (15,188)
  Purchase and retire-
   ment of preferred
   stock . . . . . . . .     (1)    (500)    --       --       15      (98)  --       --       --        --      (583)
  Conversion of pre-
   ferred stock into
   common. . . . . . . .     --      (31)     1        5       26       --   --       --       --        --        --
  Purchase of common
   stock for treasury. .     --       --     --       --       --       -- (125)  (4,046)      --        --    (4,046)
  Issuance of common
   stock:
    Acquisition. . . . .     --       --     14       68      937       --  355   10,018       --        --    11,023
    Stock option plans .     --       --     44      217     (216)      --  110    3,566       --        --     3,567
    Directors deferred
    fee plan . . . . . .     --       --      2       12       64       --   --       --       --        --        76
  Net change in stock
   option loans. . . . .     --       --     --       --       --       --   --       --      215        --       215
  Net change in unreal-
   ized gains (losses)
   on available-for-sale
   securities. . . . . .     --       --     --       --       --       --   --       --       --    29,276    29,276
                         ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------

Balance, June 30, 1995 .    249 $ 99,469 27,627 $138,133 $108,402 $299,316  (15)$   (480) $(1,679) $  6,550  $649,711
                         ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========


                          See accompanying notes.

                            FOURTH FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                                  Six Months Ended
                                                                                               ----------------------
                                                                                                June 30,    June 30,
                                                                                                  1995        1994
                                                                                               ----------  ----------
Increase (Decrease) in Cash and Due from Banks                                                   (In thousands)
Cash Flows From Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  23,562   $  39,666
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          84
    Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,033         331
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,600      13,359
    Accretion of discounts on investment securities, net of amortization of premiums . . . . .      3,597       8,506
    Write-down of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . . .         88         185
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,130       2,537
    Investment securities loss (gain). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,873      (3,626)
    Loss (gain) on sales of premises and equipment, other real estate owned, and other assets.        430      (1,471)
    Write-down of goodwill, core deposit intangibles, and premises and equipment
     associated with pooling transactions and other asset write-downs  . . . . . . . . . . . .         --       1,085
    Change in assets and liabilities, net of effects from purchases of acquired entities and branch sales:
      Trading account. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36      (1,096)
      Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (523)    109,129
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,549      78,785
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,269)        646
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,928      (5,824)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,738       1,829
                                                                                                ---------   ---------
        Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .     90,772     244,125
                                                                                                ---------   ---------

Cash Flows From Investing Activities:
  Purchases of banks, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,091)    (88,699)
  Branch sales, including cash and cash equivalents sold . . . . . . . . . . . . . . . . . . .     (6,428)         --
  Activity in available-for-sale investment securities:
    Sales proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    445,891     603,570
    Maturities, prepayments, and calls . . . . . . . . . . . . . . . . . . . . . . . . . . . .    120,731     134,228
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,082)   (551,303)
  Activity in held-to-maturity investment securities:
    Maturities, prepayments, and calls . . . . . . . . . . . . . . . . . . . . . . . . . . . .    111,134     277,641
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,455)   (522,124)
  Proceeds from sales of premises and equipment, other real estate owned, and other assets . .      3,558       6,805
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,387)    (11,673)
  Purchases of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (34,236)         --
  Change in assets, net of effects from purchases of acquired entities and branch sales:
    Interest-bearing deposits in other financial institutions. . . . . . . . . . . . . . . . .        180       1,202
    Federal funds sold and securities purchased under agreements to resell . . . . . . . . . .    (37,064)      8,673
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (198,421)    (80,318)
                                                                                                ---------   ---------


        Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . .    374,330    (221,998)
                                                                                                ---------   ---------

Cash Flows From Financing Activities:
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,586)    (10,751)
  Purchase and retirement of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .       (583)         --
  Acquisition of common stock for treasury . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,046)    (10,018)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,188)    (13,686)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,495)     (3,500)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,567       1,745
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        215           2
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (364)
  Change in liabilities, net of effects from purchases of acquired entities and branch sales:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    194,613    (257,825)
    Federal funds purchased and securities sold under agreements to repurchase . . . . . . . .   (481,461)    100,758
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (172,900)    182,818
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,023)     59,541
                                                                                                ---------   ---------
        Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . .   (496,887)     48,720
                                                                                                ---------   ---------

Increase (decrease) in cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . .    (31,785)     70,847
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .    438,930     323,666
                                                                                                ---------   ---------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 407,145   $ 394,513
                                                                                                =========   =========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 128,933   $  89,852
                                                                                                =========   =========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,128   $  21,348
                                                                                                =========   =========

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

     The consolidated financial statements for prior periods have been restated to reflect the pooling of interests detailed in Note 2 - Acquisitions and Branch Sales. Certain reclassifications of previously reported amounts also have been made to conform with current year presentation format.

Note 2 - Acquisitions and Branch Sales

Purchase Transactions

     The following table presents information regarding the two purchase transactions completed in the first quarter of 1995.

Acquisition            Company Acquired/               Company       Assets        Cash       Number of
   Date                     Location                Abbreviation    Acquired       Paid     Shares Issued
-----------    -----------------------------------  ------------  ------------  ----------  -------------
                                                                      (In thousands)
1995
----
January 6      Oklahoma Savings, Inc.
                Stillwater, OK . . . . . . . . . .    "OSI"        $ 95,082         $   97     368,981

February 3     Blackwell Security Bancshares, Inc.
                Blackwell, OK. . . . . . . . . . .    "BSB"          50,254          8,256          --
                                                                   --------         ------     -------

                                                                   $145,336         $8,353     368,981
                                                                   ========         ======     =======

     Additional information regarding the cash paid in these purchase transactions is summarized in the following table.

                                                                                     1995
                                                                                --------------
                                                                                (In thousands)
      Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . .      $145,336
      Fair value of liabilities assumed . . . . . . . . . . . . . . . . . . .      (131,676)
      Cost in excess of net assets acquired . . . . . . . . . . . . . . . . .         5,716
                                                                                   --------

        Consideration given . . . . . . . . . . . . . . . . . . . . . . . . .        19,376
        Less:  Fair market value of stock issued. . . . . . . . . . . . . . .        11,023
                                                                                   --------

        Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,353
        Cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,262
                                                                                   --------

          Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,091
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
                                                                                   =======

     On April 14, 1995, the Company entered into an agreement to sell its branch located in Meade, Kansas. This sale is expected to be completed in the third quarter and will involve the transfer of approximately $15,584,000 in deposit liabilities and the sale of loans with a carrying value of approximately $5,347,000 and bank premises.

Note 3 - Securities

     The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities.

                                                                    Three Months Ended        Six Months Ended
                                                                         June 30,                 June 30,
                                                                   --------------------     --------------------
                                                                     1995        1994         1995        1994
                                                                   --------    --------     --------    --------
                                                                                   (In thousands)
Sales price of available-for-sale investment securities . . . .    $ 14,424    $151,419     $445,891    $603,570
                                                                   ========    ========     ========    ========

Gross realized gains. . . . . . . . . . . . . . . . . . . . . .    $    245    $     18     $  1,322    $  4,872
Gross realized losses . . . . . . . . . . . . . . . . . . . . .         145         126       23,328       1,392
                                                                   --------    --------     --------    --------

    Net gains (losses). . . . . . . . . . . . . . . . . . . . .    $    100    $   (108)    $(22,006)   $  3,480
                                                                   ========    ========     ========    ========


     During the six months ended June 30, 1995, "Other noninterest income" included a net unrealized holding loss on trading securities of $1,000. For the six months ended June 30, 1994, a net unrealized holding gain of $25,000 associated with trading account securities was included in income.

Note 4 - Allowance for Credit Losses

     Changes in the allowance for credit losses were as follows:


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                       1995          1994
                                                                                     --------      --------
                                                                                         (In thousands)
Balance at January 1, as previously reported. . . . . . . . . . . . . . . . . .      $ 71,874      $ 67,617
  Adjustment for pooling of interests . . . . . . . . . . . . . . . . . . . . .           993           610
                                                                                     --------      --------

Balance at January 1, as restated . . . . . . . . . . . . . . . . . . . . . . .        72,867        68,227
  Allowance for credit losses of purchased banks. . . . . . . . . . . . . . . .         1,633         5,449
                                                                                     --------      --------
                                                                                       74,500        73,676
  Provisions charged to operating expense . . . . . . . . . . . . . . . . . . .         2,033           331
  Recoveries on loans and leases previously charged off . . . . . . . . . . . .         5,476         6,707
  Loans and leases charged off. . . . . . . . . . . . . . . . . . . . . . . . .        (9,892)       (6,538)
                                                                                     --------      --------

Balance at June 30. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 72,117      $ 74,176
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

     At June 30, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $15,848,000 (all of which were being accounted for on a nonaccrual basis). Included in this amount was $14,703,000 of impaired loans for which the related allowance for credit losses was $5,629,000. The remaining $1,145,000 of impaired loans did not have a related allowance for credit losses as prior charge-offs or interest payments applied to the recorded investment resulted in the recorded investment in these loans being less than the current estimate of discounted future cash flows. The average recorded investment in impaired loans during the six-month period ended June 30, 1995 was approximately $17,789,000. For the six-month period ended June 30, 1995 the Company recognized interest income on these impaired loans of $129,000, using the cash basis method of income recognition.

Note 5 - Preferred Stock


                                                                  June 30,     December 31,     June 30,
                                                                    1995           1994           1994
                                                               -------------  -------------  -------------
                                                                          (Dollars in thousands)
Class A cumulative convertible preferred stock,
 par value $100 per share
  Authorized:  250,000 shares
  Issued:  248,672, 250,000 and 250,000
   shares (at liquidation preference) . . . . . . . . . . . .     $ 99,469       $100,000       $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . .           --             --             --
                                                                  --------       --------       --------

                                                                  $ 99,469       $100,000       $100,000
                                                                  ========       ========       ========

Note 6 - Merger and Integration Costs

     The components of merger and integration costs related to the 1995 and 1994 pooling-of-interests transactions are detailed in the following schedule.


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                     ------------------       ------------------
                                                                       1995       1994          1995       1994
                                                                     -------    -------       -------    -------
                                                                                    (In thousands)
Premises and equipment writedowns . . . . . . . . . . . . . . . .    $   --     $   --        $   --     $  177
Severance and other compensation. . . . . . . . . . . . . . . . .        --         --            --        821
Systems conversion costs. . . . . . . . . . . . . . . . . . . . .        --         --            --        269
Legal, accounting, and other transaction costs. . . . . . . . . .        --        117            28        227
Conform intangible asset amortization policies. . . . . . . . . .        --         --            --      1,124
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --            --        150
                                                                     ------     ------        ------     ------

                                                                     $   --     $  117        $   28     $2,768
                                                                     ======     ======        ======     ======

Note 7 - Earnings and Dividends Per Common Share

     Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                       -------------------------      -------------------------
                                                          1995           1994            1995           1994
                                                       ----------     ----------      ----------     ----------
Primary . . . . . . . . . . . . . . . . . . . . . . .  27,595,106     27,176,736      27,576,429     27,272,557
Fully diluted . . . . . . . . . . . . . . . . . . . .  31,033,873     30,625,011      31,019,388     30,720,832

     Primary earnings per common share were computed by dividing net income applicable to common shares by the weighted average common shares outstanding during the period. Net income applicable to common shares was computed by subtracting the dividends declared on the Class A preferred stock and the excess of the purchase price over the carrying amount on the purchase and retirement of preferred stock from net income. Fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares which would have been outstanding during the period if the Class A convertible preferred stock had been converted into common stock. For the six months ended June 30, 1995, fully diluted earnings per common share were the same as primary earnings per common share since the effect of the convertible preferred stock was antidilutive. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

     Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests.

                        FOURTH FINANCIAL CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                            June 30,       June 30,   Percent
                                                                              1995          1994(1)   Change
                                                                          ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  138,878   $  119,241     16.5 %
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       68,197       70,554     (3.3)
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .       70,202       72,947     (3.8)
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .        1,000           19     51.6 x
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,107       20,972     (8.9)
  Net income applicable to common shares. . . . . . . . . . . . . . . . .       17,266       19,222    (10.2)

Per Common Share Data:
  Earnings per common share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      .63   $      .71    (11.3)%
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .62          .68     (8.8)
    Fully diluted as originally reported(1) . . . . . . . . . . . . . . .          .62          .69    (10.1)
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .29          .26     11.5
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        19.93        18.29      9.0
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        19.69        18.45      6.7
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        16.81        14.70     14.4
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33-30 3/4  31 1/4 -26
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       27,595       27,177      1.5
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       27,612       27,160      1.7
  Period-end common shares outstanding assuming full dilution (000s). . .       31,041       30,609      1.4

Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,504,594   $7,726,175     (2.9)%
  Period-end loans and leases . . . . . . . . . . . . . . . . . . . . . .    4,386,184    3,669,815     19.5
  Period-end allowance for credit losses. . . . . . . . . . . . . . . . .       72,117       74,176     (2.8)
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .          176       12,609    (98.6)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      550,242      496,691     10.8
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      649,711      596,691      8.9
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,576,344    7,317,919      3.5
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      535,478      499,557      7.2
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      635,202      599,557      5.9

Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.01%        1.15%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        12.07        14.03
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        12.93        15.43
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.07         4.41

Asset Quality Ratios:
  Net charge-offs (recoveries) (annualized)/average loans and leases. . .          .23%        (.01)%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .76          .89
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       256.02       305.62
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.64         2.02

Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         8.66%        7.72%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        93.74       101.02
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.40         6.98
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.74        10.92
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        11.99        12.17
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        46.03        36.62

__________
  (1)Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)Range of the high and low bid prices for the period.
  (4)Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)Investments in subsidiaries divided by period-end stockholders' equity.
  (6)Tier I capital divided by second quarter average assets less certain intangibles.
  (7)Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles and any unrealized gain or loss on available-for-sale securities.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-weighted assets.
  (8)Common dividend per share divided by primary earnings per share.


                        FOURTH FINANCIAL CORPORATION
                    SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     Six Months Ended
                                                                           -----------------------------------
                                                                              June 30,      June 30,   Percent
                                                                               1995          1994(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  275,217   $  227,548     20.9 %
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      135,547      135,789      (.2)
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .      139,626      140,726      (.8)
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .        2,033          331      5.1 x
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,562       39,666    (40.6)
  Net income applicable to common shares. . . . . . . . . . . . . . . . .       19,972       36,166    (44.8)

Per Common Share Data:
  Earnings per common share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      .72   $     1.33    (45.9)%
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .72         1.29    (44.2)
    Fully diluted as originally reported(1) . . . . . . . . . . . . . . .          .72         1.29    (44.2)
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .55          .52      5.8
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        19.93        18.29      9.0
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        19.69        18.45      6.7
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        16.81        14.70     14.4
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33-29 1/2   31 1/4-25 1/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       27,576       27,273      1.1
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       27,612       27,160      1.7
  Period-end common shares outstanding assuming full dilution (000s). . .       31,041       30,609      1.4

Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,504,594   $7,726,175     (2.9)%
  Period-end loans and leases . . . . . . . . . . . . . . . . . . . . . .    4,386,184    3,669,815     19.5
  Period-end allowance for credit losses. . . . . . . . . . . . . . . . .       72,117       74,176     (2.8)
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .          176       12,609    (98.6)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      550,242      496,691     10.8
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      649,711      596,691      8.9
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,666,665    7,145,585      7.3
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      526,851      507,448      3.8
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      626,698      607,448      3.2

Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          .62%        1.12%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .         7.58        13.17
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .         7.64        14.37
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.02         4.35

Asset Quality Ratios:
  Net charge-offs (recoveries) (annualized)/average loans and leases. . .          .21%        (.01)%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .76          .89
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       256.02       305.62
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.64         2.02

Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         8.66%        7.72%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        93.74       101.02
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.40         6.98
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.74        10.92
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        11.99        12.17
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        76.39        39.10

__________
  (1)Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)Range of the high and low bid prices for the period.
  (4)Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)Investments in subsidiaries divided by period-end stockholders' equity.
  (6)Tier I capital divided by second quarter average assets less certain intangibles.
  (7)Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles and any unrealized gain or loss on available-for-sale securities.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-weighted assets.
  (8)Common dividend per share divided by primary earnings per share.








MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Performance Summary

  Net income for the first six months of 1995 was $23.6 million compared to $39.7 million for the first six months of 1994. Fully diluted earnings per share were $.72 and $1.29 for the comparable periods. Net income for the first six months of 1995 included securities losses from the company's first quarter balance sheet repositioning which amounted to $22.1 million before tax and $13.4 million after tax. Exclusive of the first quarter securities losses, 1995 operating earnings were $37.0 million, or $1.19 per share. For the first six months of 1995, return on assets and return on common equity were .62% and 7.64%, respectively. Exclusive of the first quarter securities losses, 1995 return on assets and return on common equity were .97% and 12.78%, respectively. Return on assets was 1.12% and return on common equity was 14.37% for the first six months of 1994.

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

                                                                                                   Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
------------   ---------------------------------     ------------  ----------  ---------  --------   ---------
                                                                                  (In thousands)
1994 -
------
 May 26        Equity Bank for Savings, F.A.            "Equity"    Purchase  $  491,506  $ 90,720         --
                Oklahoma City, OK

 May 31        Emprise Bank, National Association       "Emprise"   Purchase     258,731    31,206         --
                Hutchinson, KS

 June 30       First Dodge City Bancshares, Inc.,     "First Dodge" Pooling      144,999        --    590,710(1)
                Dodge City, KS

1995 -
------
 January 6     Oklahoma Savings, Inc.                     "OSI"     Purchase      95,082        97(2) 368,981
                Stillwater, OK

 January 27    Standard Bancorporation, Inc.              "SBI"     Pooling       89,548        --    315,000
                Independence, MO

 February 3    Blackwell Security Bancshares, Inc.        "BSB"     Purchase      50,254     8,256         --
                Blackwell, OK
                                                                              ----------  --------  ---------
                                                                              $1,130,120  $130,279  1,274,691
                                                                              ==========  ========  =========

----------

(1)An additional 70,300 shares were issued and $36,000 cash paid on June 30, 1994 to acquire the minority interest of two of First Dodge's subsidiaries.
(2)Represents additional capitalized costs and fractional shares.


   Net interest income decreased by $242,000 to total $135.5 million for the first six months of 1995 as compared to $135.8 million for the first six months of last year. The decrease in net interest income was principally related to the cyclical increase in interest rates and aggressive loan and deposit competition. Total average interest-earning assets were $7.0 billion for the first six months of 1995, a $478.6 million, or 7.4%, increase over the comparable period of 1994. For the same comparative periods, average loans and leases increased $847.1 million or 24.9%. The increase in net interest income attributable to the increased volume of interest-earning assets was offset by a decrease in the net yield on earning assets to 4.02% in the first six months of 1995 from 4.35% in the comparable period of 1994.

   The provisions for credit losses totaled $2.0 million and $331,000 for the first six months of 1995 and 1994, respectively. Although the allowance for credit losses continues to be strong, the increased provision reflects the significant loan growth. Net charge-offs totaled $4.4 million or .21% (computed on an annualized basis) of average loans and leases for the current period. The comparable period of the prior year resulted in $169,000 of net recoveries.

   Noninterest income was $28.8 million in the first six months of 1995 compared to $49.2 million in the second quarter of 1994. The first six months of 1995 noninterest income includes $22.1 million of securities losses from the Company's first quarter balance sheet repositioning.
By comparison, the first six months of 1994 included
$3.6 million of securities gains. Fees collected in the normal course of business increased $5.5 million or 12.4% to total $50.6 million for the first six months of 1995 from $45.1 million in the same period of 1994.

   Noninterest expense totaled $126.4 million in the first six months of 1995 compared to $124.4 million for the same period of 1994. Merger and integration costs associated with poolings of interests totaled $28,000 and $2.8 million for the first six months of 1995 and 1994, respectively.

   Operating expense (noninterest expense less merger and integration costs and net costs of operations of other real estate and nonperforming assets) increased 3.7% to total $126.4 million in the first six months of 1995. This increase in operating expense was principally attributable to business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 66.43% for the current-year six-month period compared to 65.58% for the first six months of the prior year. The increased efficiency ratio principally reflects the compression of the net yield on earning assets.

   Net income for the second quarter of 1995 was $19.1 million, and fully diluted earnings per share were $.62. The second quarter results were improved from net income of $4.5 million, and fully diluted earnings per share of $.10, for the first quarter of 1995. Exclusive of the securities losses recognized during the first quarter of 1995, operating earnings were $17.9 million, or $.58 per share. Comparatively, second quarter 1994 results were $21.0 million, or $.68 per share.


   The following table presents average balances, income and expense, and yields and rates on a fully tax-equivalent basis for the three-month periods ended June 30, 1995 and 1994.

                                                                        Three Months Ended
                                                    -----------------------------------------------------------
                                                           June 30, 1995                  June 30, 1994
                                                    ----------------------------   ----------------------------
                                                      Average    Income/  Yield/     Average    Income/  Yield/
                                                      Balance    Expense   Rate      Balance    Expense   Rate
                                                    ----------  --------  ------   ----------  --------  ------
                                                                       (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . .     $4,330,923  $ 99,690   9.23%   $3,474,020  $ 73,064   8.43%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . .          1,275        27   8.60         1,937        27   5.61
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . .        118,760     1,901   6.42        41,037       405   3.95
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . .      2,272,801    34,430   6.06     2,902,474    41,659   5.74
      Tax-preferred(1)  . . . . . . . . . . . .        163,304     4,808  11.78       210,503     6,460  12.27
    Trading account securities(1) . . . . . . .          1,605        27   6.61         1,613        19   4.87
                                                    ----------  --------           ----------  --------
        Total interest-earning assets(1). . . .      6,888,668   140,883   8.19     6,631,584   121,634   7.35
  Cash and due from banks . . . . . . . . . . .        388,538                        393,907
  Bank premises and equipment, net. . . . . . .        158,991                        154,736
  Income receivable and other assets  . . . . .        117,158                        131,593
  Intangible assets, net  . . . . . . . . . . .         96,839                         76,629
  Allowance for credit losses . . . . . . . . .        (73,850)                       (70,530)
                                                    ----------                     ----------
        Total assets  . . . . . . . . . . . . .     $7,576,344                     $7,317,919
                                                    ==========                     ==========
Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Regular savings and interest checking . .     $1,145,304  $  6,886   2.41%   $1,207,345  $  6,564   2.18%
      Money market savings. . . . . . . . . . .      1,182,324    12,965   4.40       998,962     6,171   2.48
      Time under $100,000 . . . . . . . . . . .      2,298,521    31,870   5.56     1,980,169    21,075   4.27
      Time of $100,000 or more. . . . . . . . .        497,378     7,335   5.92       374,863     3,823   4.09
                                                    ----------  --------           ----------  --------
        Total interest-bearing deposits . . . .      5,123,527    59,056   4.62     4,561,339    37,633   3.31
    Federal funds purchased and securities
     sold under agreements to repurchase. . . .        430,023     6,219   5.80       599,649     5,847   3.91
    Federal Home Loan Bank borrowings . . . . .        342,970     4,955   5.80       421,266     4,362   4.15
    Other borrowings. . . . . . . . . . . . . .         28,536       445   6.25        44,979       491   4.38
    Long-term debt  . . . . . . . . . . . . . .            353         6   6.97         9,427       354  15.05
                                                    ----------  --------           ----------  --------
        Total interest-bearing liabilities  . .      5,925,409    70,681   4.78     5,636,660    48,687   3.46
                                                                --------                       --------
  Noninterest-bearing deposits. . . . . . . . .        951,400                      1,011,774
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . .         64,333                         69,928
                                                    ----------                     ----------
        Total liabilities . . . . . . . . . . .      6,941,142                      6,718,362
  Preferred stockholders' equity  . . . . . . .         99,724                        100,000
  Common stockholders' equity . . . . . . . . .        535,478                        499,557
                                                    ----------                     ----------
        Total stockholders' equity  . . . . . .        635,202                        599,557
                                                    ----------                     ----------
        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . .     $7,576,344                     $7,317,919
                                                    ==========                     ==========
Net interest income(1). . . . . . . . . . . . .                 $ 70,202                       $ 72,947
                                                                ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). .                            8.19%                          7.35%
  Interest expense/interest-earning assets. . .                            4.12                           2.94
                                                                          -----                          -----
        Net yield on earning assets(1). . . . .                            4.07%                          4.41%
                                                                          =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.



   The following table presents average balances, income and expense, and yields and rates on a fully tax-equivalent basis for the six-month periods ended June 30, 1995 and 1994.

                                                                         Six Months Ended
                                                    -----------------------------------------------------------
                                                           June 30, 1995                  June 30, 1994
                                                    ----------------------------   ----------------------------
                                                      Average    Income/  Yield/     Average    Income/  Yield/
                                                      Balance    Expense   Rate      Balance    Expense   Rate
                                                    ----------  --------  ------   ----------  --------  ------
                                                                       (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . .     $4,254,898  $192,573   9.11%   $3,407,794  $140,742   8.31%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . .          1,287        46   7.15         2,317        61   5.30
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . .         91,457     2,856   6.30        35,447       622   3.54
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . .      2,437,142    73,686   6.05     2,806,700    77,637   5.54
      Tax-preferred(1)  . . . . . . . . . . . .        169,722    10,092  11.89       222,695    13,360  12.00
    Trading account securities(1) . . . . . . .          1,449        43   5.74         2,370        63   5.38
                                                    ----------  --------           ----------  --------
        Total interest-earning assets(1). . . .      6,955,955   279,296   8.07     6,477,323   232,485   7.21
  Cash and due from banks . . . . . . . . . . .        384,180                        380,894
  Bank premises and equipment, net. . . . . . .        159,505                        152,687
  Income receivable and other assets  . . . . .        143,105                        134,233
  Intangible assets, net  . . . . . . . . . . .         97,661                         70,080
  Allowance for credit losses . . . . . . . . .        (73,741)                       (69,632)
                                                    ----------                     ----------
        Total assets  . . . . . . . . . . . . .     $7,666,665                     $7,145,585
                                                    ==========                     ==========
Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Regular savings and interest checking . .     $1,167,240  $ 14,084   2.43%   $1,197,077  $ 12,839   2.16%
      Money market savings. . . . . . . . . . .      1,108,571    22,904   4.17     1,009,195    12,270   2.45
      Time under $100,000 . . . . . . . . . . .      2,304,695    61,289   5.36     1,935,661    40,724   4.24
      Time of $100,000 or more. . . . . . . . .        492,760    14,153   5.79       373,332     7,488   4.04
                                                    ----------  --------           ----------  --------
        Total interest-bearing deposits . . . .      5,073,266   112,430   4.47     4,515,265    73,321   3.27
    Federal funds purchased and securities
     sold under agreements to repurchase. . . .        517,452    14,786   5.76       575,554    10,129   3.55
    Federal Home Loan Bank borrowings . . . . .        391,919    11,258   5.79       339,283     6,872   4.08
    Other borrowings. . . . . . . . . . . . . .         34,567     1,068   6.23        32,801       654   4.02
    Long-term debt  . . . . . . . . . . . . . .          2,523       128  10.16        11,627       783  13.47
                                                    ----------  --------           ----------  --------
        Total interest-bearing liabilities  . .      6,019,727   139,670   4.68     5,474,530    91,759   3.38
                                                                --------                       --------
  Noninterest-bearing deposits. . . . . . . . .        948,212                        994,666
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . .         72,028                         68,941
                                                    ----------                     ----------
        Total liabilities . . . . . . . . . . .      7,039,967                      6,538,137
  Preferred stockholders' equity  . . . . . . .         99,847                        100,000
  Common stockholders' equity . . . . . . . . .        526,851                        507,448
                                                    ----------                     ----------
        Total stockholders' equity  . . . . . .        626,698                        607,448
                                                    ----------                     ----------
        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . .     $7,666,665                     $7,145,585
                                                    ==========                     ==========
Net interest income(1). . . . . . . . . . . . .                 $139,626                       $140,726
                                                                ========                       ========
Rate Analysis:
  Interest income/interest-earning assets(1). .                            8.07%                          7.21%
  Interest expense/interest-earning assets. . .                            4.05                           2.86
                                                                          -----                          -----
        Net yield on earning assets(1). . . . .                            4.02%                          4.35%
                                                                          =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.



Net Interest Income

   For the first six months of 1995, net interest income amounted to $135.5 million, representing a decrease of $242,000 from the $135.8 million earned during the comparable period of 1994. On a fully tax-equivalent basis, net interest income decreased $1.1 million to total $139.6 million for the first six months of 1995 from $140.7 million for the same period of 1994. The decrease in net interest income was attributable to the cyclical increase in interest rates and aggressive loan and deposit competition.

   The net yield on earning assets decreased to 4.02% for the first six-month period of 1995 from 4.35% for the same period of 1994. The declining net yield reflects the difference in repricing characteristics of the Company's assets and liabilities. Its deposits and borrowed funds have a shorter duration than its loans and securities. Consequently, the rising market interest rates during 1994 and the first quarter 1995, triggered by the 225-basis-point increase in the discount rate implemented by the Board of Governors of the Federal Reserve System, were reflected in the increasing cost of interest bearing liabilities and a lower net yield.
In addition, vigorous competition for loans and deposits in 1995 and 1994 significantly affected the spread between interest-earning asset yields and interest-bearing liability rates. On an annualized basis, the spread between interest-bearing asset yields and liability rates decreased to 3.39% for 1995 compared to 3.83% for 1994.

   An increased level of interest-earning assets and loan growth, partially offset the negative impact of rising rates and competition on net interest income. Total average interest-earning assets were $7.0 billion for the first six months of 1995, a $478.6 million increase over the comparable period of 1994. Comparing the first six-month periods of 1995 and 1994, average loans and leases increased $847.1 million or 24.9%. Approximately 61% of the increase in loans was attributable to internal loan growth with the remainder due to purchase acquisitions. Average investment securities decreased $422.5 million. The proceeds of the first-quarter-1995 securities sale along with maturities and prepayments, were used to fund loan growth. Average deposits increased $511.5 million, principally all attributable to acquisitions.

   Loan fees included in net interest income amounted to $4.3 million and $5.7 million for the first six months of 1995 and 1994, respectively. The decrease in loan fees was principally attributable to decreases in the volume of residential mortgage loan originations.

   The dollar volume of residential mortgage loan originations and refinancings decreased $96.5 million or 45.8% between the first six months of 1995 and 1994. Also included in the 1995 dollar volume and number of residential mortgage loan originations are $10.7 million of loans (311 loans) originated under the Company's program for low-to-moderate income borrowers on which the origination fees are waived.

   The following table provides the dollar volume and the number of residential mortgage loan originations and refinancings during the first six months of 1995 and 1994.

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   --------------------
                                                                                     1995        1994
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Residential mortgage loan originations and refinancings:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $114,008    $210,499
  Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,528       3,394



   On a nominal basis, net interest income decreased $2.4 million, or 3.3%, to total $68.2 million for the second quarter of 1995 as compared to $70.6 million for the second quarter of 1994. On a fully tax-equivalent basis, net interest income was $70.2 million and $72.9 million for the second quarters of 1995 and 1994, respectively. The decrease in net interest income between the second quarters was also attributable to the increase in interest rates and aggressive loan and deposit competition. The net yield on earning assets decreased to 4.07% for the second quarter of 1995 from 4.41% for the second quarter of 1994. However, the Company experienced an increase in its net yield between the first and second quarters of 1995 due to contractual repricing of adjustable rate mortgages, renewal of fixed rate loans at current rates, loan growth, and the first quarter balance sheet repositioning.

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

                                                                Comparison of Three-Month Periods Ended
                                                                          June 30, 1995 to 1994
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $26,626     $18,010    $  6,929    $  1,687
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .         --          (9)         14          (5)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      1,496         765         253         478
    Taxable investment securities . . . . . . . . . . . .     (7,229)     (9,036)      2,322        (515)
    Tax-preferred investment securities(1). . . . . . . .     (1,652)     (1,448)       (258)         54
    Trading account securities(1) . . . . . . . . . . . .          8          --           7           1
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .     19,249       8,282       9,267       1,700
                                                             -------     -------    --------    --------
  Interest expense:
    Savings and interest checking . . . . . . . . . . . .      7,116         702       6,051         363
    Time deposits . . . . . . . . . . . . . . . . . . . .     14,307       4,661       8,125       1,521
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .        372      (1,654)      2,826        (800)
    Federal Home Loan Bank borrowings . . . . . . . . . .        593        (810)      1,733        (330)
    Other borrowings. . . . . . . . . . . . . . . . . . .        (46)       (180)        210         (76)
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (348)       (340)       (190)        182
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .     21,994       2,379      18,755         860
                                                             -------     -------    --------    --------
   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .    $(2,745)    $ 5,903    $ (9,488)   $    840
                                                             =======     =======    ========    ========

__________

 (1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.



                                                                Comparison of Six-Month Periods Ended
                                                                          June 30, 1995 to 1994
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $51,831     $34,908    $ 13,519    $  3,404
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (15)        (27)         21          (9)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      2,234         983         485         766
    Taxable investment securities . . . . . . . . . . . .     (3,951)    (10,237)      7,157        (871)
    Tax-preferred investment securities(1). . . . . . . .     (3,268)     (3,178)       (122)         32
    Trading account securities(1) . . . . . . . . . . . .        (20)        (25)          4           1
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .     46,811      22,424      21,064       3,323
                                                             -------     -------    --------    --------
  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     11,879         793      10,722         364
    Time deposits . . . . . . . . . . . . . . . . . . . .     27,230      10,199      14,056       2,975
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      4,657      (1,023)      6,308        (628)
    Federal Home Loan Bank borrowings . . . . . . . . . .      4,386       1,065       2,877         444
    Other borrowings. . . . . . . . . . . . . . . . . . .        414          35         359          20
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (655)       (608)       (191)        144
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .     47,911      10,461      34,131       3,319
                                                             -------     -------    --------    --------
   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .    $(1,100)    $11,963    $(13,067)   $      4
                                                             =======     =======    ========    ========

__________

 (1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.




Provision for Credit Losses

   The provisions for credit losses were $2.0 million and $331,000 for the first six months of 1995 and 1994, respectively. The provision for the second quarter of 1995 was $1.0 million. There was a minimal provision of $19,000 in the second quarter of 1994. Although the allowance for credit losses continues to be strong, as evidenced by the 256.02% ratio of the allowance to nonperforming loans at June 30, 1995, the increased provision reflects the significant loan growth.
Net charge-offs totaled $4.4 million or .21% (computed on an annualized basis) of average loans and leases for the current six-month period. The comparable period of the prior year resulted in $169,000 of net recoveries. Net charge-offs for the second quarter of 1995 were $2.5 million compared to net recoveries of $91,000 for the second quarter of 1994.

Noninterest Income

    Total noninterest income was $28.8 million for the first six months of 1995 compared to $49.2 million for the same period of the previous year. Included in 1995 noninterest income were $21.9 million of net investment securities losses, $22.1 million from the Company's first quarter balance sheet repositioning. Securities gains of $190,000 were recognized in the second quarter of 1995. In 1994, $3.6 million of securities gains were realized. Fees collected in the normal course of business increased $5.5 million or 12.4% to total $50.6 million for the first six months of 1995 from $45.1 million in the same period of 1994. Approximately 53% of the increase in fees collected in the normal course of business was attributable to business combinations accounted for as purchases.

    The most significant changes in fee income between 1995 and 1994 occurred in trust fees, service charges on deposit accounts, and bank card fees. Trust fees increased $1.0 million or 10.2%; service charges on deposit accounts increased $1.1 million or 6.1%; and bank card fees increased $2.3 million or 38.1%. Exclusive of purchase acquisitions, 1995 trust fees increased approximately 7.6% over the amounts earned in 1994. The increase in trust fees was the result of increased sales efforts and the third-quarter-1994 introduction of Funds IV, a family of seven publicly traded no-load mutual funds managed by the trust division. The increase in service charges was principally attributable to purchase acquisitions. The increased bank card fees reflect internal growth plus the acquisition of Equity, including its credit card division.

      For the second quarter of 1995 noninterest income totaled $25.7 million, a $2.9 million or 13.0% increase over the 1994 second quarter noninterest income of $22.8 million. Investment securities gains totaled $190,000 and $62,000 for the second quarters of 1995 and 1994, respectively. During the second quarter of 1994 a gain of $471,000 was realized on the sale of the Company's investment in a data processing company which had been accumulated through various bank acquisitions. Second quarter fees collected in the normal course of business totaled $25.5 million and $22.2 million in 1995 and 1994, respectively. The increased fees between the second quarters of 1995 and 1994 were principally the result of the same factors that caused the year-to-date increases.

      The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the three-month and six-month periods ended June 30, 1995 and 1994.

                                                             Three Months Ended              Six Months Ended
                                                         ---------------------------   ---------------------------
                                                              June 30,       Percent        June 30,       Percent
                                                         ------------------            ------------------
                                                           1995       1994   Change      1995       1994   Change
                                                         -------    -------  -------   -------    -------  -------
                                                                           (Dollars in thousands)
Fee income:
  Trust fees . . . . . . . . . . . . . . . . . . .       $ 5,557    $ 4,339   28.1%    $10,807    $ 9,807   10.2 %
  Service charges on deposit accounts. . . . . . .        10,232      9,467    8.1      19,767     18,624    6.1
  Bank card fees . . . . . . . . . . . . . . . . .         4,282      3,583   19.5       8,507      6,161   38.1
  Brokerage and annuity sales commissions. . . . .         1,190      1,040   14.4       2,183      2,161    1.0
  Trading account profits and commissions. . . . .           224        254  (11.8)        498        380   31.1
  Real estate loan service fees. . . . . . . . . .           676        549   23.1       1,321      1,139   16.0
  Safe deposit rent. . . . . . . . . . . . . . . .           418        391    6.9         951        884    7.6
  Travelers and official check fees and item
   handling charges. . . . . . . . . . . . . . . .           547        632  (13.4)      1,062      1,240  (14.4)
  Foreign currency trading profits and foreign
   transaction fees. . . . . . . . . . . . . . . .           298        263   13.3         590        553    6.7
  Insurance premiums . . . . . . . . . . . . . . .           571        469   21.7       1,131        896   26.2
  Other. . . . . . . . . . . . . . . . . . . . . .         1,554      1,248   24.5       3,825      3,228   18.5
                                                         -------    -------            -------    -------
    Total fee income . . . . . . . . . . . . . . .        25,549     22,235   14.9      50,642     45,073   12.4
Other revenues:
  Investment securities (losses) gains . . . . . .           190         62    2.1 x   (21,873)     3,626
  Gain on sale of acquired stock . . . . . . . . .            --        471     --          --        471     --
                                                         -------    -------            -------    -------
    Total noninterest income . . . . . . . . . . .       $25,739    $22,768   13.0     $28,769    $49,170  (41.5)
                                                         =======    =======            =======    =======
  Fee income (annualized)/average assets . . . . .          1.35%      1.22%              1.33%      1.27%
  Noninterest income (annualized)/average assets .          1.36%      1.25%               .76%      1.39%


Noninterest Expense

      Noninterest expense amounted to $126.4 million and $124.4 million for the first six months of 1995 and 1994, respectively. Although 1995 and 1994 purchase acquisitions increased assets by $895.6 million, noninterest expense did not change materially between years. Noninterest expense (annualized) as a percent of average assets were 3.32% and 3.51% for 1995 and 1994, respectively. Noninterest expense for both periods includes certain nonoperating items.

      Merger and integration costs associated with poolings of interests totaled $28,000 and $2.8 million for the first six months of 1995 and 1994, respectively. Net costs of operation of other real estate and nonperforming assets were not material for either period.

   Operating expense amounted to $126.4 million and $121.9 million for the first
six months of 1995 and 1994, respectively.   Operating expense increased $4.5
million, primarily due to business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 66.43% for the first six months of 1995 as compared to 65.58% for the same period of 1994. The increased efficiency ratio principally reflects the compression of the net yield on earning assets. Operating expense less fee income (annualized) as a percent of average assets were 1.99% and 2.17% for 1995 and 1994, respectively.

      Noninterest expense for the second quarter increased $1.5 million to total $63.0 million in 1995 as compared to $61.5 million in the second quarter of 1994. Operating expense totaled $63.0 million and $61.5 million for the second quarters of 1995 and 1994, respectively. The operating expenses of the 1995 and 1994 purchase acquisitions accounted for substantially all of the increase in operating expense between the second quarters.

      The following table presents an analysis of noninterest expense for the three-month and six-month periods ended June 30, 1995 and 1994, respectively.

                                                           Three Months Ended                 Six Months Ended
                                                      ----------------------------     ----------------------------
                                                            June 30,       Percent           June 30,       Percent
                                                      -------------------              -------------------
                                                        1995       1994    Change        1995       1994    Change
                                                      --------   --------  -------     --------   --------  -------
                                                                          (Dollars in thousands)
Salaries and employee benefits . . . . . . . . . .    $ 31,112   $ 31,151    (.1)%     $ 61,940   $ 61,697      .4%
Furniture and equipment  . . . . . . . . . . . . .       5,299      5,489   (3.5)        10,921     11,173    (2.3)
Net occupancy  . . . . . . . . . . . . . . . . . .       4,384      4,154    5.5          9,198      8,427     9.1
FDIC insurance . . . . . . . . . . . . . . . . . .       3,284      3,243    1.3          6,562      6,350     3.3
Bank card  . . . . . . . . . . . . . . . . . . . .       1,072        868   23.5          2,145      1,658    29.4
Advertising and public relations . . . . . . . . .       2,795      2,307   21.2          5,209      4,436    17.4
Communication  . . . . . . . . . . . . . . . . . .       1,198        915   30.9          2,447      1,898    28.9
Postage and freight  . . . . . . . . . . . . . . .       1,849      1,737    6.4          3,878      3,386    14.5
Supplies, printed materials and forms. . . . . . .       1,283      1,243    3.2          2,525      2,456     2.8
Federal Reserve service fees . . . . . . . . . . .         369        436  (15.4)           774        843    (8.2)
Loan acquisition and maintenance . . . . . . . . .         891        765   16.5          1,595      1,468     8.7
Outside service fees . . . . . . . . . . . . . . .         876        871     .6          1,567      1,715    (8.6)
Consulting fees  . . . . . . . . . . . . . . . . .         237        305  (22.3)           486        906   (46.4)
Other professional fees and examinations . . . . .       1,505      1,448    3.9          2,763      2,596     6.4
Amortization of intangible assets  . . . . . . . .       2,837      2,355   20.5          5,717      4,394    30.1
Other  . . . . . . . . . . . . . . . . . . . . . .       4,029      4,230   (4.8)         8,670      8,450     2.6
                                                      --------   --------              --------   --------
  Total operating expense. . . . . . . . . . . . .      63,020     61,517    2.4        126,397    121,853     3.7
Net costs of operation of other real estate and
 nonperforming assets. . . . . . . . . . . . . . .         (17)      (217) (92.2)           (19)      (350)  (94.6)
Merger and integration costs . . . . . . . . . . .          --        117     --             28      2,768   (99.0)
Minority interest. . . . . . . . . . . . . . . . .          --         61     --             --         84      --
                                                      --------   --------              --------   --------
  Total noninterest expense. . . . . . . . . . . .    $ 63,003   $ 61,478    2.5       $126,406   $124,355     1.6
                                                      ========   ========              ========   ========
Noninterest expense (annualized)/average assets. .       3.34%      3.37%                  3.32%      3.51%
Noninterest expense less noninterest income
 (annualized)/average assets . . . . . . . . . . .       1.97%      2.12%                  2.57%      2.12%
Operating expense less fee income
 (annualized)/average assets . . . . . . . . . . .       1.98%      2.15%                  1.99%      2.17%
Operating expense/fee income plus tax-equivalent
 net interest income . . . . . . . . . . . . . . .      65.82%     64.63%                 66.43%     65.58%


Income Taxes

    Income tax expense amounted to $12.3 million and $20.6 million for the first six months of 1995 and 1994, respectively. The lower income tax expense is principally attributable to the lower level of income before taxes. For the second quarters of 1995 and 1994 income tax expense was $10.8 million and $10.9 million, respectively.


Statements of Condition

   Total assets amounted to $7.5 billion, $7.8 billion, and $7.7 billion at June 30, 1995, December 31, 1994, and June 30, 1994, respectively. Between June 30, 1995 and 1994, the Company completed two bank acquisitions accounted for as purchases and one pooling-of-interests transaction. Assets acquired in the two purchase transactions totaled $145.3 million. The statements of condition for all the periods presented include the one business combination accounted for as a pooling of interests. This pooled company had assets of $89.5 million. The decrease in total assets between June 30, 1995 and December 31, 1994 reflects the sale of $423.9 million of securities. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

    Between June 30, 1995 and 1994, loans and leases increased $716.4 million or 19.5% to total $4.4 billion at June 30, 1995. Loans added through bank purchase transactions totaled $95.2 million and net internal loan growth was $621.2 million. Increases were realized in various commercial and retail categories.

      The commercial loan categories increased an aggregate of $428.0 million or 20.1% to total $2.6 billion at June 30, 1995. Retail loan categories totaling $1.8 billion increased $288.4 million or 18.7%. In addition to the effect of acquisitions, these increases were attributable to a continued emphasis on business development and increasing credit demands associated with the strengthening of the economy in Kansas and Oklahoma.

   The Company makes most of its loans within Kansas, Oklahoma, Missouri and the contiguous states and to Kansas-, Oklahoma-, and Missouri-based customers that do business in other states. The Company's commercial and industrial loans principally are made to middle market and small businesses. At June 30, 1995, the Company had 10 lending relationships in which the aggregate loan amount was $10 million or more. The Company had no lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10% of total loans outstanding and no foreign loans at June 30, 1995. The following table shows the composition of loans and leases at the dates indicated.

                                                                   June 30,      December 31,      June 30,
                                                                     1995            1994            1994
                                                                ------------    ------------    ------------
                                                                                (In thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . . . . . . . . .   $1,091,998      $1,028,034      $  952,695
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      220,936         227,367         231,514
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .      154,555         129,742          95,126
  Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       23,832          25,173          29,589
  Real estate:
    Construction. . . . . . . . . . . . . . . . . . . . . . . .      160,810         135,558         123,317
    Permanent commercial real estate and other. . . . . . . . .      764,094         705,625         597,554
  Lease financing . . . . . . . . . . . . . . . . . . . . . . .      112,569          87,109          69,896
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,451          27,557          24,563
                                                                  ----------      ----------      ----------
      Total commercial loans. . . . . . . . . . . . . . . . . .    2,552,245       2,366,165       2,124,254
                                                                  ----------      ----------      ----------
Consumer:
  Secured by 1-4 family residences, less unearned discount. . .    1,138,498         991,446         889,115
  Residential mortgage loans held for sale. . . . . . . . . . .          729             206           3,595
  Consumer, less unearned discount. . . . . . . . . . . . . . .      491,739         491,898         484,258
  Credit card . . . . . . . . . . . . . . . . . . . . . . . . .      126,316         130,098         125,408
  Educational . . . . . . . . . . . . . . . . . . . . . . . . .       76,657          82,238          43,185
                                                                  ----------      ----------      ----------
      Total consumer loans. . . . . . . . . . . . . . . . . . .    1,833,939       1,695,886       1,545,561
                                                                  ----------      ----------      ----------
        Total loans and leases. . . . . . . . . . . . . . . . .   $4,386,184      $4,062,051      $3,669,815
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

   Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 63% of the agriculture portfolio at June 30, 1995. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

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

      Commercial Real Estate: At June 30, 1995, approximately 51% of the construction loan portfolio was in the Wichita, Topeka and Kansas City markets. The Tulsa and Oklahoma City markets represented an additional 32% of this portfolio.

    Permanent commercial real estate loans include loans in the Company's market for small office buildings/parks; neighborhood strip shopping centers; small manufacturing machine shop buildings; office warehouse properties; medical offices; apartment buildings; and loans secured by farmland. Also included in this portfolio are loans for purposes other than funding the acquisition of the collateral properties and in which cash flows from the properties are not the principal source of repayment. Approximately 72% of the loans in the permanent commercial real estate portfolio are floating rate loans.

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

Nonperforming Assets

      Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at June 30, 1995 included $6.4 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

     Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of June 30, 1995, the carrying value of nonaccrual loans had been charged down to 78.29% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

     The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments.

                                                                      June 30,     December 31,     June 30,
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . .    $27,705        $29,301        $23,991
Troubled debt restructurings . . . . . . . . . . . . . . . . . . .        464            503            280
                                                                      -------        -------        -------
Total nonperforming loans. . . . . . . . . . . . . . . . . . . . .     28,169         29,804         24,271
Other real estate and nonperforming assets . . . . . . . . . . . .      5,292          5,757          8,640
                                                                      -------        -------        -------
  Total nonperforming assets . . . . . . . . . . . . . . . . . . .    $33,461        $35,561        $32,911
                                                                      =======        =======        =======
Past due loans (90 days or more) . . . . . . . . . . . . . . . . .    $ 9,452        $13,250        $13,231
                                                                      =======        =======        =======
Nonperforming assets/period-end loans plus
 other real estate and nonperforming assets. . . . . . . . . . . .        .76%           .87%           .89%
                                                                         ====           ====         ======
Nonperforming assets/period-end assets . . . . . . . . . . . . . .        .45%           .46%           .43%
                                                                         ====           ====         ======

   Nonperforming assets totaled $33.5 million and $32.9 million at June 30, 1995 and and 1994, respectively. At June 30, 1995, total nonperforming assets represented .76% of total loans plus other real estate owned and nonperforming assets as compared to .89% of total loans plus other real estate owned and nonperforming assets at June 30, 1994. Between December 31, 1994 and June 30, 1995 nonperforming assets decreased $2.1 million.

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

                                                                      June 30,     December 31,     June 30,
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Commercial:
  Commercial and industrial. . . . . . . . . . . . . . . . . . . .    $15,993        $14,862        $11,099
  Agriculture. . . . . . . . . . . . . . . . . . . . . . . . . . .        824          1,283          1,198
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        154          1,221            421
  Real Estate:
    Real estate construction . . . . . . . . . . . . . . . . . . .        603            905            363
    Permanent commercial real estate and other . . . . . . . . . .      8,806          8,422          8,239
  Lease financing. . . . . . . . . . . . . . . . . . . . . . . . .        232            208            111
                                                                      -------        -------        -------
      Total commercial loans . . . . . . . . . . . . . . . . . . .     26,612         26,901         21,431
                                                                      -------        -------        -------
Consumer:
  Secured by 1-4 family residences . . . . . . . . . . . . . . . .        426          1,350          1,380
  Consumer, less unearned discount . . . . . . . . . . . . . . . .      1,131          1,553          1,460
                                                                      -------        -------        -------
      Total consumer loans . . . . . . . . . . . . . . . . . . . .      1,557          2,903          2,840
                                                                      -------        -------        -------
        Total nonperforming loans. . . . . . . . . . . . . . . . .    $28,169        $29,804        $24,271
                                                                      =======        =======        =======
Nonaccrual loans/nonaccrual loans and prior charge-offs. . . . . .      78.29%
                                                                        =====

Potential Problem Loans

    Certain loans that are risk classified as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

      Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. These loans totaled
$6.8 million at June 30, 1995.

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

      As of June 30, 1995, the allowance for credit losses equaled $72.1 million or 256.02% of nonperforming loans. Comparatively, the allowance for credit losses at June 30, 1994 amounted to $74.2 million or 305.62% of nonperforming loans. The strong coverage ratio of the allowance for credit losses to nonperforming loans at June 30, 1995 reflected the continuing emphasis management is placing on resolving problem loans, managing the risk profile of the Company, and prudently reserving for identifiable risks.

      The following table summarizes the changes in the allowance for credit losses for the six-month periods ended June 30 and presents selected related ratios.


                                                                              1995              1994
                                                                           ----------        ----------
                                                                              (Dollars in thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . .   $   71,874        $   67,617
  Adjustment for pooling of interests. . . . . . . . . . . . . . . . . .          993               610
                                                                           ----------        ----------
  Balance at January 1, as restated. . . . . . . . . . . . . . . . . . .       72,867            68,227
  Allowance for credit losses of purchased banks . . . . . . . . . . . .        1,633             5,449
                                                                           ----------        ----------
                                                                               74,500            73,676
Charge-offs:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        2,644             2,633
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,550                23
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               255
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .          262                58
  Permanent commercial real estate and other . . . . . . . . . . . . . .          413               255
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .          150                77
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          126                16
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          167               493
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,298             1,666
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,282             1,062
                                                                           ----------        ----------
      Total charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .        9,892             6,538
                                                                           ----------        ----------
Recoveries:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        1,144             3,330
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          102               376
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           68                58
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           62                60
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .           84               104
  Permanent commercial real estate and other . . . . . . . . . . . . . .        1,639             1,177
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           59                32
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106               132
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          367               189
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,233             1,072
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          612               177
                                                                           ----------        ----------
      Total recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        5,476             6,707
                                                                           ----------        ----------

Net loans and leases charged off . . . . . . . . . . . . . . . . . . . .        4,416              (169)
Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .        2,033               331
                                                                           ----------        ----------
Balance at June 30 . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   72,117        $   74,176
                                                                           ==========        ==========
Loans and leases at period-end . . . . . . . . . . . . . . . . . . . . .   $4,386,184        $3,669,815
Average loans and leases . . . . . . . . . . . . . . . . . . . . . . . .   $4,254,898        $3,407,794

Net charge-offs (recoveries) (annualized)/average loans and leases . . .          .21%             (.01)%
Allowance for credit losses/period-end nonperforming loans . . . . . . .       256.02%           305.62 %
Allowance for credit losses/period-end nonperforming assets. . . . . . .       215.53%           225.38 %
Allowance for credit losses/period-end loans and leases. . . . . . . . .         1.64%             2.02 %


Investment Securities Portfolio

    The following table presents the book values of investment securities at the dates indicated.


Held-to-maturity

                                                                      June 30,       December 31,       June 30,
                                                                        1995             1994             1994
                                                                     ----------      ------------      ----------
                                                                                    (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   99,601       $   98,971       $   98,084
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .   1,477,981        1,582,938        1,739,717
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     262,582          265,170          266,783
Obligations of states and political subdivisions. . . . . . . . . .       3,782            8,866           21,930
Other securities:
  Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . .          --               --           69,000
  Bankers acceptances . . . . . . . . . . . . . . . . . . . . . . .          --               --           16,943
  Collateralized auto receivables . . . . . . . . . . . . . . . . .          --               --            2,283
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .       2,050            2,050            2,050
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .          95              195              361
                                                                     ----------       ----------       ----------
    Total debt securities, at amortized cost. . . . . . . . . . . .  $1,846,091       $1,958,190       $2,217,151
                                                                     ==========       ==========       ==========
Market value in excess of (less than) book value. . . . . . . . . .  $  (20,423)      $ (110,423)      $  (57,847)
                                                                     ==========       ==========       ==========

Available-for-sale
                                                                      June 30,       December 31,       June 30,
                                                                         1995            1994             1994
                                                                     ----------      ------------      ----------
                                                                                    (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .  $   48,072       $  269,442       $  293,486
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .     126,806          131,979          151,967
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,372          269,371          289,463
Obligations of states and political subdivisions. . . . . . . . . .     152,028          174,806          192,566
Other securities:
  Collateralized credit card receivables. . . . . . . . . . . . . .      53,109           58,518           60,050
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .      35,752           38,660           40,486
                                                                     ----------       ----------       ----------
    Total debt securities . . . . . . . . . . . . . . . . . . . . .     458,139          942,776        1,028,018

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .         353            1,194              959
                                                                     ----------       ----------       ----------
      Total debt and equity securities, at estimated fair value . .  $  458,492       $  943,970       $1,028,977
                                                                     ==========       ==========       ==========


Other Securities(1)
                                                                      June 30,       December 31,       June 30,
                                                                        1995             1994             1994
                                                                     ----------      ------------      ----------
                                                                                    (In thousands)
Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . . .     $33,373          $37,886          $37,886
Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . . .      14,311           14,242           13,347
Other equity securities . . . . . . . . . . . . . . . . . . . . . .       1,550            1,549            1,567
                                                                        -------          -------          -------
  Total other equity securities, at cost. . . . . . . . . . . . . .     $49,234          $53,677          $52,800
                                                                        =======          =======          =======

___________

(1) Equity securities that do not have a readily determinable fair value.


   Total investment securities were $2.4 billion, $3.0 billion, and $3.3 billion at June 30, 1995, December 31, 1994, and June 30, 1994, respectively. The decrease in the investment securities portfolio reflects maturities and prepayments and the February 1995 sale of $423.9 million of fixed-rate debt securities classified as available-for-sale. The proceeds of maturities, prepayment and the sale were used to fund loan growth and to reduce borrowed funds. The debt securities sold consisted primarily of U.S. treasury obligations and obligations of U.S. government agencies.
Acquisition transactions accounted for as purchases added $36.6 million of investment securities since June 30, 1994.

      Excluding U.S. Treasury obligations and obligations of U.S. government agencies and corporations, there were no security holdings of any one issuer at June 30, 1995 that exceeded 10% of consolidated stockholders' equity.

      At June 30, 1995 the held-to-maturity portfolio included $609.2 million of floating-rate mortgage-backed securities guaranteed by U.S. government agencies or corporations. The yields on these securities float with various indices, principally the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds index. Also included in the held-to-maturity portfolio at June 30, 1995 were $604.7 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies or corporations of the U.S. government. Of this CMO portfolio, $138.5 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $466.2 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated average duration of two to three years.

   The June 30, 1995 available-for-sale mortgage-backed securities portfolio was comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to three years.

Deposits

      Total deposits increased $245.5 million or 4.2% between June 30, 1995 and 1994. Since June 30, 1994, the Company acquired $129.5 million of deposits through acquisitions accounted for as purchases. In response to increased bank and nonbank competition, time deposit products have been offered which provide the customer with the opportunity to reprice the instruments during their term. At June 30, 1995, $110.6 million of these adjustable-rate time deposits were outstanding. In late December 1994, the Company initiated a special time deposit promotion for deposits with 7-month and 13-month maturities, and in January 1995, the Company introduced a new money market savings product which has a rate that is tied to a money market fund index. Core deposits (non-public demand, interest checking, savings, and time deposits under $100,000) represented 91.7% of total deposits at June 30, 1995 compared to 92.3% at June 30, 1994. Brokered deposits were immaterial at June 30, 1995, December 31, 1994, and June 30, 1994.

Asset and Liability Management

      Interest Rate Risk: The Company evaluates its interest rate risk using various tools, including interest sensitivity gap and simulation analysis. The following table presents the Company's estimated asset and liability repricing or maturity intervals and repricing gap position as of June 30, 1995. Most assets and liabilities have been included in the table based on the timing of their contractual maturities or repricing characteristics. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon prepayments estimates as provided by a third-party market information service. These estimates may vary from period to period depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-months category.


                                                   Repricing or Maturity Interval
                              ---------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $2,387,998  $ 186,636  $ 384,462  $  934,248  $460,398  $   32,442    $4,386,184
  Investments and trading
   account securities . . . .    689,028    123,942    189,942   1,141,786   209,809          --     2,354,507
  Other earning assets  . . .     51,911        193        193         698        --          --        52,995
  Nonearning assets . . . . .         --         --         --          --        --     710,908       710,908
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $3,128,937  $ 310,771  $ 574,597  $2,076,732  $670,207  $  743,350    $7,504,594
                              ==========  =========  =========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $3,077,918  $ 355,354  $ 864,230  $  762,435  $  4,403  $  977,268    $6,041,608
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    452,245         --         --          --        --          --       452,245
  Federal Home Loan Bank
   borrowings . . . . . . . .    243,347         --     25,000          --        --          --       268,347
  Other borrowings. . . . . .     32,978         --         --          --        --          --        32,978
  Long-term debt  . . . . . .         12         12         26         126        --          --           176
  Other liabilities . . . . .         --         --         --          --        --      59,529        59,529
  Stockholders' equity  . . .         --         --         --          --        --     649,711       649,711
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $3,806,500  $ 355,366  $ 889,256  $  762,561  $  4,403  $1,686,508    $7,504,594
                              ==========  =========  =========  ==========  ========  ==========    ==========

Interest rate swaps . . . . . $ (136,000) $  13,000  $  36,000  $   87,000  $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . .   (813,563)   (31,595)  (278,659)  1,401,171   665,804    (943,158)           --
Cumulative adjusted
 repricing gap. . . . . . . .   (813,563)  (845,158)(1,123,817)    277,354   943,158          --            --
Cumulative adjusted repricing
 gap as a percentage of total
 assets . . . . . . . . . . .     (10.84)%   (11.26)%   (14.98)%        (*)       (*)         (*)

---------

  (*) Not meaningful.

      The table indicates that the Company has a negative repricing gap for intervals of less than one year, which means that it is liability sensitive since the interest-bearing liabilities would typically reprice faster than interest- earning assets. Consequently, rising interest rates would adversely impact net interest income. Conversely, declining interest rates would improve net interest income. This table, however, does not indicate the magnitude of the effect that the repricing of assets and liabilities would have on net interest income. Also, it does not reflect interest rate exposures, such as basis risk (the changing relationships between asset rates and liability rates of similiar maturity), loan prepayment risk, intra-period sensitivity, the effect of interest rate floors and ceilings, and the effect of competition on loan and deposit pricing. Also, this analysis is static and does not reflect loan growth or other subsequent asset and liability changes. While this interest sensitivity gap analysis is a widely used measure of interest rate risk, it provides an incomplete picture.

      Simulation modeling also is used to manage the Company's interest rate risk. Simulation modeling can incorporate changes in asset and liability volumes and changes in interest rates, as well as the associated timing of the rate of change in interest rates of various categories of assets and liabilities. On a regular basis, the Company simulates the potential effect on net interest income of a gradual change in rates of 200 basis points up or down over a 12-month period. Also, the potential effect of an instantaneous change in rates of 200 basis points up or down is modeled. It is the Company's policy to limit the maximum adverse impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months to 5.0%. As of June 30, 1995, the Company's interest rate risk position was well within the policy guideline.

      Comparing the first six months of 1995 and 1994, net interest income was adversely affected by the increase in interest rates reflecting both the Company's liability sensitive position and vigorous loan and deposit pricing competition. In February 1995, the Company sold $423.9 million of low-yielding, fixed-rate securities to reposition its balance sheet to reduce the Company's liability sensitive position.
In addition, the adverse effect from a potential rise in rates would also be mitigated by future loan growth.

      From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Net interest income attributable to interest rate swaps was $585,000 and $407,000, for the six months ended June 30, 1995 and 1994, respectively.

      At June 30, 1995 and 1994 interest rate swaps were as follows:

                                                                        June 30, 1995
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $137,000           13 months (1)        6.10%           6.10%


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


      Activity in interest rate swaps is summarized below:


                                                                                     Receive           Pay
                                                                                    Fixed Rate      Fixed Rate
                                                                                    ----------      ----------
                                                                                 (Notional amounts, in thousands)
Balance, January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        (100,000)
                                                                                     --------        --------
Balance, June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
                                                                                     ========        ========

Balance, January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,000)       (100,000)
                                                                                     --------        --------
Balance, June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $137,000        $     --
                                                                                     ========        ========


      Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands.
Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at June 30, 1995. The loans-to-deposits and loans-to-assets ratios averaged 70.7% and 55.5%, respectively, during the first six months of 1995. Average core deposits (non-public demand, interest checking, savings, and time deposits under $100,000) represented 90.9% of average total deposits and 71.4% of average assets during the six-month period.

    At June 30, 1995, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $753.6 million. At that same date, additional borrowing liquidity was available in the form of $459.7 million of unpledged investment securities classified as either held-to-maturity or available-for-sale which could secure short-term borrowing requirements. In addition, the available-for-sale securities could be sold. Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $52.1 million during the second quarter of 1995.

      The Company had commitments to extend credit at June 30, 1995, including standby letters of credit of $118.3 million, commercial letters of credit of $14.0 million, unused credit card lines of $434.7 million, commitments to fund 1-4 family residential mortgage loans of $58.0 million, and other loan commitments of $1.5 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

     At June 30, 1995, total stockholders' equity was $649.7 million or 8.66% of total assets compared to $596.7 million or 7.72% of total assets at June 30, 1994. Exclusive of the net unrealized gains or losses on available-for-sale securities, stockholders' equity was $643.2 million and $601.2 million at June 30, 1995 and 1994, respectively. For the first six months of 1995, total stockholders' equity averaged $626.7 million or 8.17% of average assets. The prior year-to-date average equity was $607.4 million or 8.50% of average assets.


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

      The following table presents the Company's risk-based capital and leverage ratios together with the required minimums. The ratios exclude the net unrealized gains or losses on available-for-sale debt securities as prescribed by the regulators.

                                                                                        June 30,
                                                                             -------------------------------
                                                                                 1995               1994
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  553,306         $  499,771
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,405             96,920
  Less:  Intangible assets (1). . . . . . . . . . . . . . . . . . . . . .       (85,992)           (97,531)
         Net unrealized (gain) loss on available-for-sale debt securities        (6,550)             4,511
         Limitation on deferred tax assets (2). . . . . . . . . . . . . .        (2,995)                --
         Net unrealized loss on equity securities . . . . . . . . . . . .            (9)                --
                                                                             ----------         ----------
           Total Tier I capital . . . . . . . . . . . . . . . . . . . . .       554,165            503,671
                                                                             ----------         ----------
Tier II capital:
  Allowance for credit losses (3) . . . . . . . . . . . . . . . . . . . .        64,522             57,640
                                                                             ----------         ----------
           Total regulatory capital . . . . . . . . . . . . . . . . . . .    $  618,687         $  561,311
                                                                             ==========         ==========
Risk-weighted assets and off-balance-sheet commitments and contingencies.    $5,161,684         $4,611,076
                                                                             ==========         ==========
Adjusted average assets (4) . . . . . . . . . . . . . . . . . . . . . . .    $7,488,028         $7,218,901
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               10.74%             10.92%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                11.99              12.17
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.40               6.98

___________

  (1) All intangible assets except purchased mortgage servicing rights of $1.8 million and $2.9 million, respectively and purchased credit card relationships of $7.5 million and $9.1 million, respectively are subtracted from capital.
  (2) During the first quarter of 1995, the banking system regulators amended the regulatory capital rules to limit the amount of deferred tax assets that are allowable in computing the regulatory capital ratios.
  (3) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (4) Quarter-to-date average assets excluding the net unrealized gain or loss on available-for-sale securities and all intangibles except purchased mortgage servicing rights and purchased credit card relationships.

      As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators.

      Under regulations adopted by the Federal Deposit Insurance Corporation, a bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for each of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at June 30, 1995.

     For 1994, the Company's board of directors authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two. A board of directors action in April 1994 specifically reserved a portion of this previous authorization to be used for the acquisition of Oklahoma Savings, Inc. ("OSI"). During 1994,
355,466 shares of the Company's common stock was purchased to be used in the OSI acquisition, which was consummated on January 6, 1995 and the shares were reissued. For 1995, the Company's board of directors again authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares, or a combination of the two. At June 30, 1995, 125,058 common shares and 20,000 depositary shares had been acquired pursuant to this authorization.

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

Parent Company Funding Sources and Dividends

      The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to obtain funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $40.0 million and $96.6 million for the six-month periods ended June 30, 1995, and 1994, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. At June 30, 1995, the subsidiary banks could distribute approximately $20.5 million in dividends to the parent company without approval from regulatory agencies.

     Because of the financial strength of the parent company and the anticipated earnings capacity of the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1995 to the extent justified by their respective financial condition.

    At June 30, 1995, the parent company had approximately $29.0 million of cash and short-term investments. The parent company's borrowings under its two credit agreements at the same date totaled $10.0 million.
These credit agreements provide the Company with a combined $100.0-million line of credit for a one-year period. The credit agreements subject the Company to certain restrictions and covenants related to, among others, consolidated stockholders' equity and the maintenance of specific ratios related to leverage, risked-based capital, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under these agreements.

Recently Issued Accounting Standards

      The Financial Accounting Standards Board recently issued statements of accounting standards which could have an effect on the Company in 1996 and after. The Company is currently analyzing the impact of these statements.

     In March 1995, the Financial Accounting Standards Board issued FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of generally should be reported at the lower of carrying amount or fair value less cost to sell. FAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995.

      In May 1995, FAS No. 122, Accounting for Mortgage Servicing Rights, was issued. FAS No. 122 amends FAS No. 65, Accounting for Certain Mortgage Banking Activities, to require that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others, however those mortgage servicing rights are acquired. This statement also requires that mortgage banking enterprises assess capitalized mortgage servicing rights for impairment based on the fair value of those rights. FAS No. 122 is effective for fiscal years beginning after December 15, 1995.

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


Item 6.      Exhibits and Reports on Form 8-K.

      (a)        Exhibits

      The following exhibits are filed herewith:

       3    Bylaws

      27 Article 9 of Regulation S-X Financial Data Schedule for the June 30, 1995 Form 10-Q.

      (b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOURTH FINANCIAL CORPORATION




Date    August 14, 1995                 /s/ Darrell G. Knudson
    -------------------------          ---------------------------------------
                                       Darrell G. Knudson
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date    August 14, 1995                /s/ Michael J. Shonka
    -------------------------         ---------------------------------------
                                       Michael J. Shonka
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)