Form 10-Q
period 1995-09-30
FOURTH FINANCIAL CORP
filed 1995-11-14
CIK 38475

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                            _______________
                               FORM 10-Q
(Mark One)
   _X_       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For quarter ended September 30, 1995
                                  OR
   ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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


    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

    There were 27,649,295 shares of common stock, par value $5 per share, of the registrant outstanding as of October 31, 1995.





                          FOURTH FINANCIAL CORPORATION
                              TABLE OF CONTENTS


                                    PART I

 Item in
Form 10-Q                                                                 Page
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


       Consolidated Statements of Condition as of September 30, 1995, December 31, 1994 and September 30, 1994

       Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1995 and 1994

       Consolidated Statements of Changes in Stockholders' Equity for the nine-month periods ended September 30, 1995 and 1994

       Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994

       Notes to Consolidated Financial Statements


                          FOURTH FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)


                                                                      September 30,  December 31,   September 30,
                                                                          1995           1994           1994
                                                                      ------------   ------------   ------------
                                                                                (Dollars in thousands)
Assets:
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $  397,464     $  438,930     $  341,542
  Interest-bearing deposits in other financial institutions . . . . .       1,090            499          1,591
  Federal funds sold and securities purchased under
   agreements to resell . . . . . . . . . . . . . . . . . . . . . . .       3,310          8,470          4,900
  Securities:
    Held-to-maturity (market value-$1,756,550, $1,847,767,
     and $1,954,267, respectively). . . . . . . . . . . . . . . . . .   1,774,381      1,958,190      2,027,656
    Available-for-sale (at market value). . . . . . . . . . . . . . .     418,927        943,970        992,065
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,979         53,677         53,659
    Trading . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,295            719          1,898
  Loans and leases:
    Total loans and leases. . . . . . . . . . . . . . . . . . . . . .   4,403,973      4,062,051      3,873,831
    Allowance for credit losses . . . . . . . . . . . . . . . . . . .     (71,008)       (72,867)       (73,414)
                                                                       ----------     ----------     ----------
      Net loans and leases. . . . . . . . . . . . . . . . . . . . . .   4,332,965      3,989,184      3,800,417
  Bank premises and equipment, net. . . . . . . . . . . . . . . . . .     161,637        158,885        159,731
  Income receivable and other assets. . . . . . . . . . . . . . . . .     108,018        166,309        150,184
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .      92,754         95,606         94,963
                                                                       ----------     ----------     ----------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $7,341,820     $7,814,439     $7,628,606
                                                                       ==========     ==========     ==========
Liabilities And Stockholders' Equity:
  Deposits:
    Noninterest-bearing . . . . . . . . . . . . . . . . . . . . . . .  $  968,015     $1,049,118     $  987,597
    Interest-bearing. . . . . . . . . . . . . . . . . . . . . . . . .   4,977,977      4,675,478      4,743,583
                                                                       ----------     ----------     ----------
      Total deposits. . . . . . . . . . . . . . . . . . . . . . . . .   5,945,992      5,724,596      5,731,180
  Federal funds purchased and securities sold under
   agreements to repurchase . . . . . . . . . . . . . . . . . . . . .     477,974        933,706        670,462
  Federal Home Loan Bank borrowings . . . . . . . . . . . . . . . . .     168,422        441,097        491,044
  Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .      22,211         43,001         63,001
  Accrued interest, taxes, and other liabilities. . . . . . . . . . .      65,228         58,976         63,361
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         164          7,762          8,176
                                                                       ----------     ----------     ----------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . .   6,679,991      7,209,138      7,027,224
                                                                       ----------     ----------     ----------
  Stockholders' Equity:
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .      99,362        100,000        100,000
    Common stock, par value $5 per share
      Authorized:  50,000,000 shares
      Issued:  27,638,179, 27,566,225, and 27,546,106 shares. . . . .     138,191        137,831        137,731
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .     108,421        107,576        107,324
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .     312,609        294,532        281,797
    Treasury stock at cost (355,466 shares at December 31 and
     September 30, 1994). . . . . . . . . . . . . . . . . . . . . . .          --        (10,018)       (10,018)
    Stock option loans. . . . . . . . . . . . . . . . . . . . . . . .      (1,741)        (1,894)        (2,030)
                                                                       ----------     ----------     ----------
    Stockholders' equity before net unrealized
     gains (losses) on available-for-sale securities. . . . . . . . .     656,842        628,027        614,804
    Net unrealized gains (losses) on available-for-sale securities. .       4,987        (22,726)       (13,422)
                                                                       ----------     ----------     ----------
        Total stockholders' equity. . . . . . . . . . . . . . . . . .     661,829        605,301        601,382
                                                                       ----------     ----------     ----------
        Total liabilities and stockholders' equity. . . . . . . . . .  $7,341,820     $7,814,439     $7,628,606
                                                                       ==========     ==========     ==========


                           See accompanying notes.

                           FOURTH FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                          -----------------------------------    -----------------------------------
                                          September 30, September 30, Percent    September 30, September 30, Percent
                                             1995          1994       Change        1995          1994       Change
                                          ------------  ------------  -------    ------------  ------------  -------
                                                           (Dollars in thousands, except per share amounts)
Interest Income:
  Interest and fees on loans and leases  . $101,062      $ 82,121      23.1 %     $292,972      $222,466      31.7 %
  Interest on short-term investments . . .    1,637           179       8.1 x        4,539           862       4.3 x
  Interest and dividends on investment
   securities:
     Taxable . . . . . . . . . . . . . . .   33,676        42,413     (20.6)       107,362       120,050     (10.6)
     Tax-preferred . . . . . . . . . . . .    2,703         4,085     (33.8)         9,383        12,915     (27.3)
  Interest and dividends on trading
   account securities. . . . . . . . . . .       25            18      38.9             63            72     (12.5)
                                           --------      --------                 --------      --------
      Total interest income. . . . . . . .  139,103       128,816       8.0        414,319       356,365      16.3
                                           --------      --------                 --------      --------
Interest Expense:
  Interest on deposits . . . . . . . . . .   58,336        41,508      40.5        170,766       114,829      48.7
  Interest on borrowings . . . . . . . . .   10,651        13,674     (22.1)        37,763        31,329      20.5
  Interest on long-term debt . . . . . . .        4           251     (98.4)           132         1,034     (87.2)
                                           --------      --------                 --------      --------
      Total interest expense . . . . . . .   68,991        55,433      24.5        208,661       147,192      41.8
                                           --------      --------                 --------      --------
Net Interest Income. . . . . . . . . . . .   70,112        73,383      (4.5)       205,658       209,173      (1.7)
  Provision for credit losses. . . . . . .    1,261             9     139.1 x        3,294           340       8.7 x
                                           --------      --------                 --------      --------
Net Interest Income After Provision For
  Credit Losses. . . . . . . . . . . . . .   68,851        73,374      (6.2)       202,364       208,833      (3.1)
                                           --------      --------                 --------      --------
Noninterest Income:
  Trust fees . . . . . . . . . . . . . . .    5,820         5,435       7.1         16,627        15,242       9.1
  Service charges on deposit accounts. . .   10,681         9,955       7.3         30,448        28,579       6.5
  Bank card fees . . . . . . . . . . . . .    4,889         3,572      36.9         13,396         9,733      37.6
  Investment securities gains (losses) . .       95            56      69.6        (21,778)        3,682
  Other. . . . . . . . . . . . . . . . . .    6,335         5,314      19.2         17,897        16,265      10.0
                                           --------      --------                 --------      --------
      Total noninterest income . . . . . .   27,820        24,332      14.3         56,590        73,501     (23.0)
                                           --------      --------                 --------      --------
Noninterest Expense:
  Salaries and employee benefits . . . . .   31,913        33,406      (4.5)        93,853        95,103      (1.3)
  Furniture and equipment. . . . . . . . .    5,468         5,811      (5.9)        16,389        16,983      (3.5)
  Net occupancy. . . . . . . . . . . . . .    4,793         4,943      (3.0)        13,991        13,370       4.6
  FDIC insurance . . . . . . . . . . . . .      382         3,213     (88.1)         6,944         9,563     (27.4)
  Advertising and public relations . . . .    1,634         2,088     (21.7)         6,843         6,523       4.9
  Bank card  . . . . . . . . . . . . . . .    1,082           501       1.2 x        3,228         2,159      49.5
  Amortization of intangible assets. . . .    2,533         2,997     (15.5)         8,250         7,391      11.6
  Merger and integration costs . . . . . .       --            53                       28         2,821     (99.0)
  Net costs of operation of other real
   estate and nonperforming assets . . . .      120          (161)                     101          (511)
  Other. . . . . . . . . . . . . . . . . .   12,039        12,061       (.2)        36,743        35,865       2.4
                                           --------      --------                 --------      --------
      Total noninterest expense. . . . . .   59,964        64,912      (7.6)       186,370       189,267      (1.5)
                                           --------      --------                 --------      --------
Income Before Income Taxes . . . . . . . .   36,707        32,794      11.9         72,584        93,067     (22.0)
  Income tax expense . . . . . . . . . . .   13,663        10,810      26.4         25,978        31,417     (17.3)
                                           --------      --------                 --------      --------
Net Income . . . . . . . . . . . . . . . . $ 23,044      $ 21,984       4.8       $ 46,606      $ 61,650     (24.4)
                                           ========      ========                 ========      ========
Net Income Applicable to Common Shares . . $ 21,304      $ 20,234       5.3       $ 41,276      $ 56,400     (26.8)
                                           ========      ========                 ========      ========
Earnings Per Common Share:
  Primary. . . . . . . . . . . . . . . . . $    .77      $    .74       4.1 %     $   1.50      $   2.07     (27.5)%
  Fully diluted. . . . . . . . . . . . . .      .74           .72       2.8           1.50          2.01     (25.4)
Dividends Per Common Share . . . . . . . .      .29           .26      11.5            .84           .78       7.7



                             See accompanying notes.

                           FOURTH FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        Net
                            Preferred Stock  Common Stock                     Treasury Stock         Unrealized
                            --------------- ---------------                   -------------- Stock     Gains
                                                             Capital Retained                Option (Losses) on
                            Shares  Amount  Shares  Amount   Surplus Earnings Shares Amount   Loans  Securities   Total
                            ------ -------- ------ -------- -------- -------- ------ ------- ------  ----------  -------
                                                              (In thousands)
Balance, January 1, 1994
  As previously reported       250 $100,000 27,166 $135,830 $106,102 $244,810 (112)$ (3,245) $(1,795)  $25,148  $606,850
  Adjustment for pooling of
   interests. . . . . . . .     --       --    315    1,575      375    1,567   --       --       --        --     3,517
                             ----- -------- ------ -------- -------- --------  --- --------  -------   -------  --------
    Adjusted balance. . . .    250  100,000 27,481  137,405  106,477  246,377 (112)  (3,245)  (1,795)   25,148   610,367

  Net income. . . . . . . .     --       --     --       --       --   61,650   --       --       --        --    61,650
  Cash dividends:
    Preferred stock . . . .     --       --     --       --       --   (5,250)  --       --       --        --    (5,250)
    Common stock. . . . . .     --       --     --       --       --  (20,671)  --       --       --        --   (20,671)
    Pooled companies. . . .     --       --     --       --       --     (309)  --       --       --        --      (309)
  Purchase of common
   stock for treasury . . .     --       --     --       --       --       -- (355) (10,018)      --        --   (10,018)
  Issuance of common stock:
    Acquisition . . . . . .     --       --     --       --       42       --   70    2,041       --        --     2,083
    Stock option plans. . .     --       --     61      307      715       --   40    1,169       --        --     2,191
    Directors deferred fee
    plan. . . . . . . . . .     --       --      4       19       90       --    2       35       --        --       144
  Net change in stock
   option loans . . . . . .     --       --     --       --       --       --   --       --     (235)       --      (235)
  Adoption of Financial
   Accounting Standard
   No. 115 by pooled
   companies. . . . . . . .     --       --     --       --       --       --   --       --       --      (364)     (364)
  Net change in unrealized
   gains (losses) on avail-
   able-for-sale securities     --       --     --       --       --       --   --       --       --   (38,206)  (38,206)
                            ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
Balance, September 30, 1994    250 $100,000 27,546 $137,731 $107,324 $281,797 (355)$(10,018) $(2,030) $(13,422) $601,382
                            ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========
Balance, January 1, 1995
  As previously reported       250 $100,000 27,251 $136,256 $107,201 $292,962 (355)$(10,018) $(1,894) $(22,440) $602,067
  Adjustment for pooling
   of interests . . . . . .     --       --    315    1,575      375    1,570   --       --       --      (286)    3,234
                             ----- -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
    Adjusted balance. . . .    250  100,000 27,566  137,831  107,576  294,532 (355) (10,018)  (1,894)  (22,726)  605,301

  Net income. . . . . . . .     --       --     --       --       --   46,606   --       --       --        --    46,606
  Cash dividends:
    Preferred stock . . . .     --       --     --       --       --   (5,232)  --       --       --        --    (5,232)
    Common stock. . . . . .     --       --     --       --       --  (23,199)  --       --       --        --   (23,199)
  Purchase and retirement
   of preferred stock . . .     (1)    (500)    --       --       15      (98)  --       --       --        --      (583)
  Conversion of preferred
   stock into common. . . .     (1)    (138)     5       23      112       --   --        3       --        --        --
  Purchase of common
   stock for treasury . . .     --       --     --       --       --       -- (125)  (4,046)      --        --    (4,046)
  Issuance of common stock:
    Acquisition . . . . . .     --       --     14       68      937       --  355   10,018       --        --    11,023
    Stock option plans  . .     --       --     51      257     (283)      --  125    4,043       --        --     4,017
    Directors deferred fee
    plan. . . . . . . . . .     --       --      2       12       64       --   --       --       --        --        76
  Net change in stock
   option loans . . . . . .     --       --     --       --       --       --   --       --      153        --       153
  Net change in unrealized
   gains (losses) on avail-
   able-for-sale securities     --       --     --       --       --       --   --       --       --    27,713    27,713
                            ------ -------- ------ -------- -------- -------- ---- --------  -------  --------  --------
Balance, September 30, 1995    248 $ 99,362 27,638 $138,191 $108,421 $312,609   -- $     --  $(1,741) $  4,987  $661,829
                            ====== ======== ====== ======== ======== ======== ==== ========  =======  ========  ========


                           See accompanying notes.


                        FOURTH FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                                                  Nine Months Ended
                                                                                              --------------------------
                                                                                              September 30, September 30,
                                                                                                  1995          1994
                                                                                              ------------  ------------
Increase (Decrease) in Cash and Due from Banks                                                      (In thousands)

Cash Flows From Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  46,606     $  61,650
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            84
    Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,294           340
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,516        21,232
    Accretion of discounts on investment securities, net of amortization of premiums. . . . .       4,525        11,187
    Write-down of other real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . .         222           277
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,763         4,753
    Investment securities loss (gain) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,778        (3,682)
    Gain on sales of premises and equipment, other real estate owned, and other assets. . . .        (442)       (1,916)
    Write-down of goodwill, core deposit intangibles, and premises and equipment
     associated with pooling transactions and other asset write-downs . . . . . . . . . . . .          --         1,148
    Change in assets and liabilities, net of effects from purchases of acquired entities and branch sales:
      Trading account . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,566)       (1,157)
      Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,068)      110,132
      Receivables . . . . .                                                                        27,984        85,240
      Accruals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,192)       (4,747)
      Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,102        (5,219)
      Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,415         4,735
                                                                                                ---------     ---------
        Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .    136,937       284,057
                                                                                                ---------     ---------
Cash Flows From Investing Activities:
  Purchases of banks, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,091)      (87,766)
  Branch sales, including cash and cash equivalents sold . . . . . . . . . . . . . . . . . . .    (15,232)           --
  Activity in available-for-sale investment securities:
    Sales proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    445,891       603,452
    Maturities, prepayments, and calls . . . . . . . . . . . . . . . . . . . . . . . . . . . .    158,176       190,553
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,082)     (551,303)
  Activity in held-to-maturity investment securities:
    Maturities, prepayments, and calls . . . . . . . . . . . . . . . . . . . . . . . . . . . .    182,275       464,257
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,907)     (597,472)
  Proceeds from sales of premises and equipment, other real estate owned, and other assets . .      4,645        10,090
  Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (16,755)      (14,701)
  Purchases of mortgage and credit card loans. . . . . . . . . . . . . . . . . . . . . . . . .    (53,329)           --
  Change in assets, net of effects from purchases of acquired entities and branch sales:
    Interest-bearing deposits in other financial institutions. . . . . . . . . . . . . . . . .        381         1,443
    Federal funds sold and securities purchased under agreements to resell . . . . . . . . . .     11,341        22,178
    Loans and leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (202,974)     (286,476)
                                                                                                ---------     ---------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . .    493,339      (245,745)
                                                                                                ---------     ---------
Cash Flows From Financing Activities:
  Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,598)      (15,184)
  Purchase and retirement of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .       (583)           --
  Acquisition of common stock for treasury . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,046)      (10,018)
  Dividends on common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (23,199)      (20,671)
  Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,235)       (5,250)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . . . . .      4,017         2,191
  Net change in stock option loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        153          (235)
  Purchase of minority stockholder interest. . . . . . . . . . . . . . . . . . . . . . . . . .         --           (36)
  Capital transactions of pooled companies . . . . . . . . . . . . . . . . . . . . . . . . . .         --          (365)
  Change in liabilities, net of effects from purchases of acquired entities and branch sales:
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    114,171      (325,347)
    Federal funds purchased and securities sold under agreements to repurchase . . . . . . . .   (455,732)      131,851
    Federal Home Loan Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (272,900)      182,801
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (20,790)       39,827
                                                                                                ---------     ---------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . .   (671,742)      (20,436)
                                                                                                ---------     ---------
Increase (decrease) in cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . .    (41,466)       17,876
Cash and due from banks at beginning of period . . . . . . . . . . . . . . . . . . . . . . . .    438,930       323,666
                                                                                                ---------     ---------
Cash and due from banks at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 397,464     $ 341,542
                                                                                                =========     =========
Supplemental Disclosures:
  Cash payments for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 197,247     $ 142,380
                                                                                                =========     =========
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  11,117     $  26,734
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

Pooling Of Interests
     On January 27, 1995, the Company issued 315,000 shares to acquire Standard Bancorporation, Inc.("SBI") in a business combination accounted for as a pooling of interests. Total assets acquired amounted to $89,548,000. The consolidated statements for the prior periods have been restated as if the entities had been combined at the beginning of the periods presented. Adjustments to conform the accounting policies of SBI to the accounting policies of the Company were immaterial.

Branch Sales
      At the time Equity Bank for Savings, F.A. ("Equity") was acquired in May 1994 four branches were identified for sale. Three of the branches were sold in 1994. On January 6, 1995, the Company completed the final sale. The combined sales price of these branches was equal to the fair value of assets and liabilities acquired in the Equity business combination. Accordingly, no gain or loss was recognized on these branch sales.

     On September 7, 1995, the Company completed the sale of its branch located in Meade, Kansas. As the result of this sale, the Company recognized a gain of $705,000. In the sale transactions, the Company transferred deposit liabilities and sold loans and bank premises. The following table presents information regarding the branches sold in 1995.

                                                                                     1995
                                                                                --------------
                                                                                (In thousands)
      Fair value of assets sold . . . . . . . . . . . . . . . . . . . . . . .      $(5,577)
      Fair value of liabilities transferred . . . . . . . . . . . . . . . . .       21,646
      Reduction of cost in excess of net assets acquired. . . . . . . . . . .         (132)
      Gain on sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (705)
                                                                                   -------
        Net cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $15,232
                                                                                   =======

Note 3 - Securities

     The sales price, gains, and losses realized from the sale of available-for-sale investment securities are detailed in the following table. This table does not include proceeds from nor realized gains and losses attributable to prepayments of investment securities. There were no sales of investment securities for the three months ended September 30, 1995 and 1994.

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             --------------------
                                                                               1995        1994
                                                                             --------    --------
                                                                                (In thousands)
Sales price of available-for-sale investment securities . . . . . . . . .    $445,891    $603,452
                                                                             ========    ========
Gross realized gains. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,322    $  8,485
Gross realized losses . . . . . . . . . . . . . . . . . . . . . . . . . .      23,328       4,923
                                                                             --------    --------

    Net gains (losses). . . . . . . . . . . . . . . . . . . . . . . . . .    $(22,006)   $  3,562
                                                                             ========    ========


   During the nine months ended September 30, 1995, "Other noninterest income" included a net unrealized holding loss on trading securities of $600. For the nine months ended September 30, 1994, a net unrealized holding gain of $45,000 associated with trading account securities was included in income.

Note 4 - Allowance for Credit Losses

     Changes in the allowance for credit losses were as follows:

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     ----------------------
                                                                                       1995          1994
                                                                                     --------      --------
                                                                                         (In thousands)
Balance at January 1, as previously reported. . . . . . . . . . . . . . . . . .      $ 71,874      $ 67,617
  Adjustment for pooling of interests . . . . . . . . . . . . . . . . . . . . .           993           610
                                                                                     --------      --------
Balance at January 1, as restated . . . . . . . . . . . . . . . . . . . . . . .        72,867        68,227
  Allowance for credit losses of purchased banks. . . . . . . . . . . . . . . .         1,633         5,449
                                                                                     --------      --------
                                                                                       74,500        73,676
  Provisions charged to operating expense . . . . . . . . . . . . . . . . . . .         3,294           340
  Recoveries on loans and leases previously charged off . . . . . . . . . . . .         9,134         9,275
  Loans and leases charged off. . . . . . . . . . . . . . . . . . . . . . . . .       (15,920)       (9,877)
                                                                                     --------      --------
Balance at September 30 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 71,008      $ 73,414
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

     At September 30, 1995, the recorded investment in loans that are considered to be impaired under FAS No. 114 was $15,744,000 (all of which were being accounted for on a nonaccrual basis). The related allowance for credit losses was $5,130,000. The average recorded investment in impaired loans during the nine-month period ended September 30, 1995 was approximately $17,388,000. For the nine-month period ended September 30, 1995 the Company recognized interest income on these impaired loans of $91,000, using the cash basis method of income recognition.


Note 5 - Preferred Stock

                                                               September 30,   December 31,  September 30,
                                                                    1995           1994           1994
                                                               -------------  -------------  -------------
                                                                          (Dollars in thousands)
Class A cumulative convertible preferred stock,
 par value $100 per share
  Authorized:  250,000 shares
  Issued:  248,404, 250,000 and 250,000
   shares (at liquidation preference) . . . . . . . . . . . .     $ 99,362       $100,000       $100,000

Class B preferred stock, no par value
  Authorized:  5,000,000 shares . . . . . . . . . . . . . . .           --             --             --
                                                                  --------       --------       --------
                                                                  $ 99,362       $100,000       $100,000
                                                                  ========       ========       ========

Note 6 - Merger and Integration Costs

     The components of merger and integration costs related to the 1995 and 1994 pooling-of-interests transactions are detailed in the following schedule.

                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,            September 30,
                                                                     ------------------       ------------------
                                                                       1995       1994          1995       1994
                                                                     -------    -------       -------    -------
                                                                                    (In thousands)
Premises and equipment writedowns . . . . . . . . . . . . . . . .    $   --     $   --        $   --     $  177
Severance and other compensation. . . . . . . . . . . . . . . . .        --         --            --        821
Systems conversion costs. . . . . . . . . . . . . . . . . . . . .        --         --            --        269
Legal, accounting, and other transaction costs. . . . . . . . . .        --         53            28        280
Conform intangible asset amortization policies. . . . . . . . . .        --         --            --      1,124
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --            --        150
                                                                     ------     ------        ------     ------
                                                                     $   --     $   53        $   28     $2,821
                                                                     ======     ======        ======     ======

Note 7 - Earnings and Dividends Per Common Share

     Earnings per common share are based on the following weighted average numbers of shares outstanding.

                                                           Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                       -------------------------      -------------------------
                                                          1995           1994            1995           1994
                                                       ----------     ----------      ----------     ----------
Primary . . . . . . . . . . . . . . . . . . . . . . .  27,624,797     27,177,486      27,592,729     27,240,519
Fully diluted . . . . . . . . . . . . . . . . . . . .  31,054,122     30,625,761      31,031,093     30,688,794

     Primary earnings per common share were computed by dividing net income applicable to common shares by the weighted average common shares outstanding during the period. Net income applicable to common shares was computed by subtracting the dividends declared on the Class A preferred stock and the excess of the purchase price over the carrying amount on the purchase and retirement of preferred stock from net income. Fully diluted earnings per common share were computed by dividing net income by the weighted average number of shares which would have been outstanding during the period if the Class A convertible preferred stock had been converted into common stock. For the nine months ended September 30, 1995, fully diluted earnings per common share were the same as primary earnings per common share since the effect of the convertible preferred stock was antidilutive. Stock options outstanding have been excluded from the computations as they were not materially dilutive.

     Dividends per common share represent the Company's historical dividends declared without adjustment for the poolings of interests.

Note 8 - Pending Merger

     On August 25, 1995, the Company and Boatmen's Bancshares, Inc. ("Boatmen's"), entered into an Agreement and Plan of Merger. The merger agreement contemplates the merger of the Company with and into a subsidiary of Boatmen's, subject to affirmative votes by a majority of the outstanding voting shares of the Company and of Boatmen's outstanding voting shares. Pursuant to the merger agreement, each outstanding share of the Company's common stock, will be converted into the right to receive one share of Boatmen's common stock, and each outstanding share of the Company's Class A Cumulative Convertible Preferred Stock, will be converted into the right to receive one share of Boatmen's 7% Cumulative Convertible Preferred Stock, Series A, having substantially the same rights and preferences as the Company's preferred.

     On August 26, 1995, the Company and Boatmen's entered into a stock option agreement providing Boatmen's with the right to purchase 5,500,000 shares of the Company's common stock (subject to adjustment in certain circumstances but in no event to exceed 19.9% of the then outstanding common shares) at a price of $33.50 per share. Boatmen's may exercise this option only under certain limited and specifically defined circumstances. At the request of Boatmen's, the Company will repurchase for a formula price any shares acquired by exercise of this option.


                      FOURTH FINANCIAL CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Three Months Ended
                                                                           -----------------------------------
                                                                           September 30, September 30, Percent
                                                                               1995          1994(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  139,103   $  128,816      8.0 %
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .       70,112       73,383     (4.5)
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .       71,860       75,686     (5.1)
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .        1,261            9    139.1 x
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,044       21,984      4.8
  Net income applicable to common shares. . . . . . . . . . . . . . . . .       21,304       20,234      5.3

Per Common Share Data:
  Earnings per common share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      .77   $      .74      4.1 %
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .74          .72      2.8
    Fully diluted as originally reported(1) . . . . . . . . . . . . . . .          .74          .72      2.8
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .29          .26     11.5
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        20.35        18.44     10.4
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        20.17        18.93      6.6
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        17.32        15.36     12.8
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35 7/8-32 3/4  30-27 3/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       27,625       27,177      1.6
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       27,638       27,191      1.6
  Period-end common shares outstanding assuming full dilution (000s). . .       31,064       30,639      1.4

Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,341,820   $7,628,606     (3.8)%
  Period-end loans and leases . . . . . . . . . . . . . . . . . . . . . .    4,403,973    3,873,831     13.7
  Period-end allowance for credit losses. . . . . . . . . . . . . . . . .       71,008       73,414     (3.3)
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .          164        8,176    (98.0)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      562,467      501,382     12.2
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      661,829      601,382     10.1
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,492,663    7,666,045     (2.3)
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      548,829      497,524     10.3
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      648,280      597,524      8.5

Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.22%        1.14%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .        14.10        14.60
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        15.40        16.14
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.21         4.35

Asset Quality Ratios:
  Net charge-offs (annualized)/average loans and leases . . . . . . . . .          .21%         .08%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .75          .89
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       260.97       272.04
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.61         1.90

Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         9.01%        7.88%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        92.52        98.38
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.70         7.00
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.97        11.26
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.22        12.51
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        37.66        35.14

__________

  (1)Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)Range of the high and low bid prices for the period.
  (4)Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)Investments in subsidiaries divided by period-end stockholders' equity.
  (6)Tier I capital divided by third quarter average assets less certain intangibles.
  (7)Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles and any unrealized gain or loss on available-for-sale securities.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-
     weighted assets.
  (8)Common dividend per share divided by primary earnings per share.



                        FOURTH FINANCIAL CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Nine Months Ended
                                                                           -----------------------------------
                                                                           September 30, September 30, Percent
                                                                               1995          1994(1)   Change
                                                                           ------------  ------------  -------
                                                                                  (Dollars in thousands
Summary Income Statement Information:                                             except per share data)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  414,319   $  356,365     16.3 %
  Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . .      205,658      209,173     (1.7)
  Net interest income (fully tax-equivalent)(2) . . . . . . . . . . . . .      211,485      216,412     (2.3)
  Provision for credit losses . . . . . . . . . . . . . . . . . . . . . .        3,294          340      8.7 x
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,606       61,650    (24.4)
  Net income applicable to common shares. . . . . . . . . . . . . . . . .       41,276       56,400    (26.8)

Per Common Share Data:
  Earnings per common share:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1.50   $     2.07    (27.5)%
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.50         2.01    (25.4)
    Fully diluted as originally reported(1) . . . . . . . . . . . . . . .         1.50         2.01    (25.4)
  Common dividends(1) . . . . . . . . . . . . . . . . . . . . . . . . . .          .84          .78      7.7
  Book value at period-end  . . . . . . . . . . . . . . . . . . . . . . .        20.35        18.44     10.4
  Book value exclusive of net unrealized gains (losses)
   on available-for-sale securities at period-end . . . . . . . . . . . .        20.17        18.93      6.6
  Tangible book value . . . . . . . . . . . . . . . . . . . . . . . . . .        17.32        15.36     12.8
  Market value(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35 7/8-29 1/2 31 1/4-25 1/4
  Average common shares outstanding (000s)  . . . . . . . . . . . . . . .       27,593       27,241      1.3
  Period-end common shares outstanding (000s) . . . . . . . . . . . . . .       27,638       27,191      1.6
  Period-end common shares outstanding assuming full dilution (000s). . .       31,064       30,639      1.4

Summary Statement of Condition Information:
  Period-end assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $7,341,820   $7,628,606     (3.8)%
  Period-end loans and leases . . . . . . . . . . . . . . . . . . . . . .    4,403,973    3,873,831     13.7
  Period-end allowance for credit losses. . . . . . . . . . . . . . . . .       71,008       73,414     (3.3)
  Period-end long-term debt . . . . . . . . . . . . . . . . . . . . . . .          164        8,176    (98.0)
  Period-end common stockholders' equity  . . . . . . . . . . . . . . . .      562,467      501,382     12.2
  Period-end stockholders' equity . . . . . . . . . . . . . . . . . . . .      661,829      601,382     10.1
  Average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,608,027    7,320,978      3.9
  Average common stockholders' equity . . . . . . . . . . . . . . . . . .      534,257      504,103      6.0
  Average stockholders' equity  . . . . . . . . . . . . . . . . . . . . .      633,971      604,103      4.9

Earnings Performance Ratios(4):
  Return on assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          .82%        1.13%
  Return on total stockholders' equity  . . . . . . . . . . . . . . . . .         9.83        13.64
  Return on common stockholders' equity . . . . . . . . . . . . . . . . .        10.33        14.96
  Net yield on earning assets (fully tax-equivalent)(2) . . . . . . . . .         4.08         4.35

Asset Quality Ratios:
  Net charge-offs (annualized)/average loans and leases . . . . . . . . .          .21%         .02%
  Nonperforming assets/period-end loans plus other
   real estate and nonperforming assets . . . . . . . . . . . . . . . . .          .75          .89
  Allowance for credit losses/period-end nonperforming loans. . . . . . .       260.97       272.04
  Allowance for credit losses/period-end loans and leases . . . . . . . .         1.61         1.90

Capital Ratios:
  Stockholders' equity/assets . . . . . . . . . . . . . . . . . . . . . .         9.01%        7.88%
  Double leverage ratio(5). . . . . . . . . . . . . . . . . . . . . . . .        92.52        98.38
  Leverage ratio(6) . . . . . . . . . . . . . . . . . . . . . . . . . . .         7.70         7.00
  Tier I risk-based capital(7). . . . . . . . . . . . . . . . . . . . . .        10.97        11.26
  Total risk-based capital(7) . . . . . . . . . . . . . . . . . . . . . .        12.22        12.51
  Common dividend payout ratio(8) . . . . . . . . . . . . . . . . . . . .        56.00        37.68

__________
  (1)Prior year financial statements have been restated to reflect poolings of interests.  Fully diluted earnings per share as originally reported represent historical earnings per share as reported in the quarterly report for the period indicated.  Dividends per common share represent historical dividends declared without adjustment for the poolings of interests.
  (2)Stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
  (3)Range of the high and low bid prices for the period.
  (4)Financial ratios are based on daily averages for all statement of condition items.  Earnings have been annualized where appropriate.
  (5)Investments in subsidiaries divided by period-end stockholders' equity.
  (6)Tier I capital divided by third quarter average assets less certain intangibles.
  (7)Tier I capital is composed of common plus preferred stockholders' equity less certain intangibles and any unrealized gain or loss on available-for-sale securities.  Total capital is Tier I capital plus the allowance for credit losses (limited to 1.25% of risk-weighted assets).  Both capital amounts are divided by risk-
     weighted assets.
  (8)Common dividend per share divided by primary earnings per share.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Performance Summary

   Net income for the first nine months of 1995 was $46.6 million compared to $61.7 million for the first nine months of 1994. Fully diluted earnings per share were $1.50 and $2.01 for the comparable periods. Net income for the first nine months of 1995 included securities losses from the company's first quarter balance sheet repositioning which amounted to $22.1 million before tax and $13.4 million after tax. Exclusive of the first quarter securities losses, 1995 operating earnings were $60.0 million, or $1.93 per share. For the first nine months of 1995, return on assets and return on common equity were .82% and 10.33%, respectively. Exclusive of the first quarter securities losses, 1995 return on assets and return on common equity were 1.05% and 13.69%, respectively. Return on assets was 1.13% and return on common equity was 14.96% for the first nine months of 1994.

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

                                                                                                   Number of
 Acquisition                                            Company    Accounting   Assets      Cash     Shares
     Date           Company Acquired/Location        Abbreviation    Method    Acquired     Paid     Issued
-------------  ------------------------------------  ------------  ---------- ---------- ---------- ---------
                                                                                  (In thousands)
1994 -
 May 26        Equity Bank for Savings, F.A.            "Equity"    Purchase  $  491,506  $ 90,720         --
                Oklahoma City, OK

 May 31        Emprise Bank, National Association       "Emprise"   Purchase     258,731    31,206         --
                Hutchinson, KS

 June 30       First Dodge City Bancshares, Inc.,     "First Dodge" Pooling      144,999        --    590,710(1)
                Dodge City, KS

1995 -
 January 6     Oklahoma Savings, Inc.                     "OSI"     Purchase      95,082        97(2) 368,981
                Stillwater, OK

 January 27    Standard Bancorporation, Inc.              "SBI"     Pooling       89,548        --    315,000
                Independence, MO

 February 3    Blackwell Security Bancshares, Inc.        "BSB"     Purchase      50,254     8,256         --
                                                                              ----------  --------  ---------
                Blackwell, OK
                                                                              $1,130,120  $130,279  1,274,691
                                                                              ==========  ========  =========

----------

(1)An additional 70,300 shares were issued and $36,000 cash paid on June 30, 1994 to acquire the minority interest of two of First Dodge's subsidiaries.
(2)Represents additional capitalized costs and fractional shares.


   Net interest income decreased by $3.5 million to total $205.7 million for the first nine months of 1995 as compared to $209.2 million for the first nine months of last year. On a tax-equivalent basis, net interest income decreased $4.9 million. The decrease in net interest income was principally related to the decrease in the net yield on earning assets caused by the cyclical increase in interest rates and aggressive loan and deposit competition. The net yield on earning assets decreased to 4.08% in the first nine months of 1995 from 4.35% in the comparable period of 1994. The effect of the lower net yield on net interest income was partially offset by an increased level of interest-earning assets and loan growth. Total average interest-earning assets were $6.9 billion for the first nine months of 1995, a $273.6 million, or 4.1%, increase over the comparable period of 1994. For the same comparative periods, average loans and leases increased $771.8 million or 21.9%, averaging $4.3 billion for the nine months ended September 30, 1995.

   The provisions for credit losses totaled $3.3 million and $340,000 for the first nine months of 1995 and 1994, respectively. The increased provision reflects the significant loan growth, a higher level of charge-offs, and a desire to maintain a strong allowance for credit losses.
Net charge-offs totaled $6.8 million or .21% (computed on an annualized basis) of average loans and leases for the current period. Net charge-offs for the comparable period of the prior year were minimal. As of September 30, 1995, the allowance for credit losses was 1.61% of loans and leases.

   Noninterest income was $56.6 million in the first nine months of 1995 compared to $73.5 million in the same period of 1994. The first nine months of 1995 noninterest income includes $22.1 million of securities losses from the Company's first quarter balance sheet repositioning. By comparison, the first nine months of 1994 included $3.7 million of securities gains. Fees collected in the normal course of business increased $8.4 million or 12.0% to total $77.7 million for the first nine months of 1995 from $69.3 million in the same period of 1994.

   Noninterest expense totaled $186.4 million in the first nine months of 1995 compared to $189.3 million for the same period of 1994. Merger and integration costs associated with poolings of interests totaled $28,000 and $2.8 million for the first nine months of 1995 and 1994, respectively.

   Operating expense (noninterest expense less merger and integration costs and net costs of operations of other real estate and nonperforming assets) decreased $632,000 to total $186.2 million in the first nine months of 1995. This decrease in operating expense reflects the third-quarter reduction in the FDIC premium of $3.0 million, partially offset by increased costs associated with business combinations accounted for as purchases. The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income)was 64.41% for the current-year nine-month period compared to 65.40% for the first nine months of the prior year.

   Net income for the third quarter of 1995 was $23.0 million, and fully diluted earnings per share were $.74. Comparatively, third quarter 1994 results were $22.0 million, or $.72 per share. Between the quarters, a decrease in net interest income of $3.3 million and an increase in the provision for credit losses of $1.3 million were offset by an increase in noninterest income of $3.5 million and noninterest expense reductions of $4.9 million. With the exception of the securities losses from the first-quarter 1995 balance sheet repositioning, the changes in income and expense were principally the result of the same factors that caused the year-to-date changes.


   The following table presents average balances, income and expense, and yields and rates on a fully tax-equivalent basis for the three-month periods ended September 30, 1995 and 1994.

                                                                        Three Months Ended
                                                    -----------------------------------------------------------
                                                         September 30, 1995             September 30, 1994
                                                    ----------------------------   ----------------------------
                                                      Average    Income/  Yield/     Average    Income/  Yield/
                                                      Balance    Expense   Rate      Balance    Expense   Rate
                                                    ----------  --------  ------   ----------  --------  ------
                                                                       (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . .     $4,390,213  $101,414   9.18%   $3,766,616  $ 82,328   8.69%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . .          1,190        22   7.45         1,683        24   5.55
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . .        124,189     1,615   5.16        10,202       155   6.06
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . .      2,155,877    33,676   6.24     2,956,422    42,413   5.73
      Tax-preferred(1)  . . . . . . . . . . . .        141,345     4,093  11.58       208,276     6,179  11.87
    Trading account securities(1) . . . . . . .          2,005        31   6.14         1,503        20   5.31
                                                    ----------  --------           ----------  --------
        Total interest-earning assets(1). . . .      6,814,819   140,851   8.23     6,944,702   131,119   7.52
  Cash and due from banks . . . . . . . . . . .        389,511                        389,153
  Bank premises and equipment, net. . . . . . .        162,270                        158,243
  Income receivable and other assets  . . . . .        104,690                        141,688
  Intangible assets, net  . . . . . . . . . . .         94,115                        106,139
  Allowance for credit losses . . . . . . . . .        (72,742)                       (73,880)
                                                    ----------                     ----------

        Total assets  . . . . . . . . . . . . .     $7,492,663                     $7,666,045
                                                    ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Regular savings and interest checking . .     $1,111,744  $  6,371   2.27%   $1,247,843  $  7,008   2.23%
      Money market savings. . . . . . . . . . .      1,291,663    13,985   4.30       997,217     6,847   2.72
      Time under $100,000 . . . . . . . . . . .      2,257,160    32,108   5.64     2,142,317    23,040   4.27
      Time of $100,000 or more. . . . . . . . .        389,254     5,872   5.99       404,461     4,613   4.53
                                                    ----------  --------           ----------  --------
        Total interest-bearing deposits . . . .      5,049,821    58,336   4.58     4,791,838    41,508   3.44
    Federal funds purchased and securities
     sold under agreements to repurchase. . . .        498,558     6,808   5.42       636,448     7,211   4.50
    Federal Home Loan Bank borrowings . . . . .        242,297     3,572   5.85       491,017     5,722   4.62
    Other borrowings. . . . . . . . . . . . . .         20,035       271   5.36        58,984       741   4.99
    Long-term debt  . . . . . . . . . . . . . .            163         4  10.74         9,441       251  10.63
                                                    ----------  --------           ----------  --------
        Total interest-bearing liabilities  . .      5,810,874    68,991   4.71     5,987,728    55,433   3.67
                                                                --------                       --------
  Noninterest-bearing deposits. . . . . . . . .        963,678                      1,013,078
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . .         69,831                         67,715
                                                    ----------                     ----------
        Total liabilities . . . . . . . . . . .      6,844,383                      7,068,521
  Preferred stockholders' equity  . . . . . . .         99,451                        100,000
  Common stockholders' equity . . . . . . . . .        548,829                        497,524
                                                    ----------                     ----------

        Total stockholders' equity  . . . . . .        648,280                        597,524
                                                    ----------                     ----------
        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . .     $7,492,663                     $7,666,045
                                                    ==========                     ==========
Net interest income(1). . . . . . . . . . . . .                 $ 71,860                       $ 75,686
                                                                ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). .                            8.23%                          7.52%
  Interest expense/interest-earning assets. . .                            4.02                           3.17
                                                                          -----                          -----
        Net yield on earning assets(1). . . . .                            4.21%                          4.35%
                                                                          =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.



The following table presents average balances, income and expense, and yields and rates on a fully tax-equivalent basis for the nine-month periods ended September 30, 1995 and 1994.

                                                                         Nine Months Ended
                                                    -----------------------------------------------------------
                                                         September 30, 1995             September 30, 1994
                                                    ----------------------------   ----------------------------
                                                      Average    Income/  Yield/     Average    Income/  Yield/
                                                      Balance    Expense   Rate      Balance    Expense   Rate
                                                    ----------  --------  ------   ----------  --------  ------
                                                                       (Dollars in thousands)
Assets:
  Interest-Earning Assets:
    Loans and leases(1)(2)  . . . . . . . . . .     $4,300,499  $293,987   9.13%   $3,528,716  $223,070   8.45%
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . .          1,254        68   7.25         2,103        85   5.37
    Federal funds sold and securities purchased
     under agreements to resell . . . . . . . .        102,488     4,471   5.83        26,939       777   3.86
    Investment securities:
      Taxable . . . . . . . . . . . . . . . . .      2,342,357   107,362   6.11     2,857,155   120,050   5.60
      Tax-preferred(1)  . . . . . . . . . . . .        160,159    14,186  11.81       217,836    19,539  11.96
    Trading account securities(1) . . . . . . .          1,636        72   5.89         2,078        83   5.36
                                                    ----------  --------           ----------  --------
        Total interest-earning assets(1). . . .      6,908,393   420,146   8.12     6,634,827   363,604   7.32
  Cash and due from banks . . . . . . . . . . .        385,977                        383,677
  Bank premises and equipment, net. . . . . . .        160,436                        154,559
  Income receivable and other assets  . . . . .        130,160                        136,746
  Intangible assets, net  . . . . . . . . . . .         96,465                         82,232
  Allowance for credit losses . . . . . . . . .        (73,404)                       (71,063)
                                                    ----------                     ----------
        Total assets  . . . . . . . . . . . . .     $7,608,027                     $7,320,978
                                                    ==========                     ==========

Liabilities And Stockholders' Equity:
  Interest-Bearing Liabilities:
    Interest-bearing deposits:
      Regular savings and interest checking . .     $1,148,539  $ 20,455   2.38%   $1,214,185  $ 19,847   2.19%
      Money market savings. . . . . . . . . . .      1,170,272    36,889   4.21     1,005,158    19,117   2.54
      Time under $100,000 . . . . . . . . . . .      2,288,676    93,396   5.46     2,005,303    63,764   4.25
      Time of $100,000 or more. . . . . . . . .        457,879    20,025   5.85       383,822    12,101   4.22
                                                    ----------  --------           ----------  --------
        Total interest-bearing deposits . . . .      5,065,366   170,765   4.51     4,608,468   114,829   3.33
    Federal funds purchased and securities
     sold under agreements to repurchase. . . .        511,085    21,594   5.65       596,075    17,340   3.89
    Federal Home Loan Bank borrowings . . . . .        341,497    14,831   5.81       390,417    12,594   4.31
    Other borrowings. . . . . . . . . . . . . .         29,669     1,338   6.03        41,625     1,395   4.48
    Long-term debt  . . . . . . . . . . . . . .          1,728       133  10.23        10,891     1,034  12.66
                                                    ----------  --------           ----------  --------
        Total interest-bearing liabilities  . .      5,949,345   208,661   4.69     5,647,476   147,192   3.48
                                                                --------                       --------
  Noninterest-bearing deposits. . . . . . . . .        953,424                      1,000,871
  Other liabilities and minority interest in
   subsidiaries . . . . . . . . . . . . . . . .         71,287                         68,528
                                                    ----------                     ----------
        Total liabilities . . . . . . . . . . .      6,974,056                      6,716,875
  Preferred stockholders' equity  . . . . . . .         99,714                        100,000
  Common stockholders' equity . . . . . . . . .        534,257                        504,103
                                                    ----------                     ----------
        Total stockholders' equity  . . . . . .        633,971                        604,103
                                                    ----------                     ----------
        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . .     $7,608,027                     $7,320,978
                                                    ==========                     ==========
Net interest income(1). . . . . . . . . . . . .                 $211,485                       $216,412
                                                                ========                       ========

Rate Analysis:
  Interest income/interest-earning assets(1). .                            8.12%                          7.32%
  Interest expense/interest-earning assets. . .                            4.04                           2.97
                                                                          -----                          -----
        Net yield on earning assets(1). . . . .                            4.08%                          4.35%
                                                                          =====                          =====

_________

(1) Income and rates are stated on a tax-equivalent basis assuming a marginal tax rate of 35%.
(2) Nonaccrual loans are included in loans and leases.



Net Interest Income

For the first nine months of 1995, net interest income amounted to $205.7 million, representing a decrease of $3.5 million from the $209.2 million earned during the comparable period of 1994. On a fully tax-equivalent basis, net interest income decreased $4.9 million to total $211.5 million for the first nine months of 1995 from $216.4 million for the same period of 1994. The decrease in net interest income was attributable to the decrease in the net yield on earning assets caused by the cyclical increase in interest rates and aggressive loan and deposit competition.

The net yield on earning assets decreased to 4.08% for the first nine-month period of 1995 from 4.35% for the same period of 1994. The declining net yield reflects the difference in repricing characteristics of the Company's assets and liabilities. Its deposits and borrowed funds have a shorter duration than its loans and securities. Consequently, the rising market interest rates during 1994 and the first quarter 1995, triggered by the 225-basis-point increase in the discount rate implemented by the Board of Governors of the Federal Reserve System, were reflected in the increasing cost of interest bearing liabilities and a lower net yield. In addition, vigorous competition for loans and deposits in 1995 and 1994 significantly affected the spread between interest-earning asset yields and interest-bearing liability rates. On an annualized basis, the spread between interest-bearing asset yields and liability rates decreased to 3.43% for 1995 compared to 3.84% for 1994.

Growth in total interest-earning assets and loans partially offset the negative impact of rising rates and competition on net interest income. Total average interest-earning assets were $6.9 billion for the first nine months of 1995, a $273.6 million increase over the comparable period of 1994. For the same comparative periods, average loans and leases increased $771.8 million or 21.9%. Approximately 68% of the increase in loans was attributable to internal loan growth with the remainder due to purchase acquisitions. Average investment securities decreased $572.5 million. The proceeds of the first-quarter-1995 securities sale, maturities, and prepayments were used to fund loan growth and to reduce borrowed funds. Average deposits increased $409.5 million, principally attributable to acquisitions.

Loan fees included in net interest income amounted to $7.0 million and $8.9 million for the first nine months of 1995 and 1994, respectively. The decrease in loan fees was principally attributable to decreases in the volume of residential mortgage loan originations.

The dollar volume of residential mortgage loan originations and refinancings decreased $129.6 million or 41.4% between the first nine months of 1995 and 1994. Included in the 1995 dollar volume and number of residential mortgage loan originations are $15.1 million of loans (435 loans) originated under the Company's program for low-to-moderate income borrowers on which the origination fees are waived. By comparison, $40.8 million (1,118 loans) were originated under this program for low-to-moderate income borrowers during the first nine months of 1994.

The following table provides the dollar volume and the number of residential mortgage loan originations and refinancings during the first nine months of 1995 and 1994.

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                     1995        1994
                                                                                   --------    --------
                                                                                  (Dollars in thousands)
Residential mortgage loan originations and refinancings:
  Dollar volume . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $183,565    $313,197
  Number of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,511       4,862


On a nominal basis, net interest income decreased $3.3 million, or 4.5%, to total $70.1 million for the third quarter of 1995 as compared to $73.4 million for the third quarter of 1994. On a fully tax-equivalent basis, net interest income was $71.9 million and $75.7 million for the third quarters of 1995 and 1994, respectively. The decrease in net interest income between the comparative quarters also was attributable to the decrease in net yield of earning assets caused by the increase in interest rates and aggressive loan and deposit competition. The net yield on earning assets decreased to 4.21% for the third quarter of 1995 from 4.35% for the third quarter of 1994. However, the net yield increased from 3.97% to 4.21% from the first quarter to the third quarter of 1995 due to contractual repricing of adjustable rate mortgages, renewal of fixed rate loans at current rates, loan growth, stabilized funding costs, and the first quarter balance sheet repositioning, which reduced the Company's exposure to interest rate changes.

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

                                                                Comparison of Three-Month Periods Ended
                                                                      September 30, 1995 to 1994
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $19,086     $13,659    $  4,652    $    775
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .         (2)         (7)          8          (3)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      1,460       1,741         (23)       (258)
    Taxable investment securities . . . . . . . . . . . .     (8,737)    (11,468)      3,769      (1,038)
    Tax-preferred investment securities(1). . . . . . . .     (2,086)     (1,986)       (151)         51
    Trading account securities(1) . . . . . . . . . . . .         11           7           3           1
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .      9,732       1,946       8,258        (472)
                                                             -------     -------    --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .      6,501         977       4,983         541
    Time deposits . . . . . . . . . . . . . . . . . . . .     10,327       1,082       8,897         348
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .       (403)     (1,564)      1,476        (315)
    Federal Home Loan Bank borrowings . . . . . . . . . .     (2,150)     (2,896)      1,522        (776)
    Other borrowings. . . . . . . . . . . . . . . . . . .       (470)       (490)         55         (35)
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (247)       (249)          3          (1)
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .     13,558      (3,140)     16,936        (238)
                                                             -------     -------    --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .    $(3,826)    $ 5,086    $ (8,678)   $   (234)
                                                             =======     =======    ========    ========

__________

 (1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.



                                                                 Comparison of Nine-Month Periods Ended
                                                                       September 30, 1995 to 1994
                                                             ---------------------------------------------
                                                               Total          Change Attributable to
                                                                         ---------------------------------
                                                              Change      Volume   Yield/Rate  Combination
                                                             --------    --------  ----------  -----------
                                                                             (In thousands)
Increase (decrease) in:
  Interest income:
    Loans and leases(1) . . . . . . . . . . . . . . . . .    $70,917     $48,778    $ 17,947    $  4,192
    Interest-bearing deposits in other
     financial institutions . . . . . . . . . . . . . . .        (17)        (34)         30         (13)
    Federal funds sold and securities
     purchased under agreements to resell . . . . . . . .      3,694       2,181         397       1,116
    Taxable investment securities . . . . . . . . . . . .    (12,688)    (21,622)     10,929      (1,995)
    Tax-preferred investment securities(1). . . . . . . .     (5,353)     (5,174)       (245)         66
    Trading account securities(1) . . . . . . . . . . . .        (11)        (18)          8          (1)
                                                             -------     -------    --------    --------
      Total interest income change. . . . . . . . . . . .     56,542      24,111      29,066       3,365
                                                             -------     -------    --------    --------

  Interest expense:
    Savings and interest checking . . . . . . . . . . . .     18,380       1,746      15,735         899
    Time deposits . . . . . . . . . . . . . . . . . . . .     37,556      11,350      22,796       3,410
    Federal funds purchased and securities
     sold under agreements to repurchase. . . . . . . . .      4,254      (2,473)      7,847      (1,120)
    Federal Home Loan Bank borrowings . . . . . . . . . .      2,237      (1,577)      4,380        (566)
    Other borrowings. . . . . . . . . . . . . . . . . . .        (57)       (401)        483        (139)
    Long-term debt. . . . . . . . . . . . . . . . . . . .       (901)       (868)       (198)        165
                                                             -------     -------    --------    --------
      Total interest expense change . . . . . . . . . . .     61,469       7,777      51,043       2,649
                                                             -------     -------    --------    --------

   Increase (decrease) in net interest
    income on a taxable equivalent basis(1) . . . . . . .    $(4,927)    $16,334    $(21,977)   $    716
                                                             =======     =======    ========    ========

__________

 (1)  Computed on a tax-equivalent basis assuming a marginal tax rate of 35%.




Provision for Credit Losses

   The provisions for credit losses were $3.3 million and $340,000 for the first nine months of 1995 and 1994, respectively. The provision for the third quarter of 1995 was $1.3 million. There was a minimal provision of $9,000 in the third quarter of 1994. The increased provision reflects the significant loan growth, a higher level of charge-offs, and a desire to maintain a strong allowance for credit losses. Net charge-offs totaled $6.8 million or .21% (computed on an annualized basis) of average loans and leases for the current nine-month period. Net charge-offs for the comparable period of the prior year were minimal. Net charge-offs for the third quarter of 1995 were $2.4 million, .21% of average loans and leases compared to $771,000, .08% of average loans and leases, for the third quarter of 1994. At September 30, 1995, the allowance for credit losses was 260.97% of nonperforming loans and 1.61% of total loans.

Noninterest Income

   Total noninterest income was $56.6 million for the first nine months of 1995 compared to $73.5 million for the same period of the previous year. Included in 1995 noninterest income were $21.8 million of net investment securities losses, $22.1 million from the Company's first quarter balance sheet repositioning. In 1994, $3.7 million of securities gains were realized. Fees collected in the normal course of business increased $8.4 million or 12.0% to total $77.7 million for the first nine months of 1995 from $69.3 million in the same period of 1994. Approximately 45% of the increase in fees collected in the normal course of business was attributable to business combinations accounted for as purchases.

    The most significant changes in fee income between 1995 and 1994 occurred in trust fees, service charges on deposit accounts, and bank card fees. Trust fees increased $1.4 million or 9.1%; service charges on deposit accounts increased $1.9 million or 6.5%; and bank card fees increased $3.7 million or 37.6%. Exclusive of purchase acquisitions, 1995 trust fees increased approximately 6% over the amounts earned in 1994. The increase in trust fees was the result of increased sales efforts and the third-quarter-1994 introduction of Funds IV, a family of seven no-load mutual funds managed by the trust division and marketed to retirement plan sponsors. The increase in service charges was principally attributable to purchase acquisitions. The increased bank card fees reflect internal growth plus the acquisition of Equity, including its credit card division.

      For the third quarter of 1995 noninterest income totaled $27.8 million, a $3.5 million or 14.3% increase over the 1994 third quarter noninterest income of $24.3 million. Investment securities gains totaled $95,000 and $56,000 for the third quarters of 1995 and 1994, respectively. During the third quarter of 1995 a gain of $705,000 was realized on the sale of a branch. Third quarter fees collected in the normal course of business totaled $27.0 million and $24.3 million in 1995 and 1994, respectively. The increased fees between the third quarters of 1995 and 1994 were principally the result of the same factors that caused the year-to-date increases.


      The following table provides an analysis of noninterest income segregated between fees collected in the normal course of business and other revenues for the three-month and nine-month periods ended September 30, 1995 and 1994.


                                                             Three Months Ended            Nine Months Ended
                                                         ---------------------------   ---------------------------
                                                            September 30,    Percent      September 30,    Percent
                                                         ------------------            ------------------
                                                           1995       1994   Change      1995       1994   Change
                                                         -------    -------  -------   -------    -------  -------
                                                                           (Dollars in thousands)
Fee income:
  Trust fees . . . . . . . . . . . . . . . . . . .       $ 5,820    $ 5,435    7.1%    $16,627    $15,242    9.1 %
  Service charges on deposit accounts. . . . . . .        10,681      9,955    7.3      30,448     28,579    6.5
  Bank card fees . . . . . . . . . . . . . . . . .         4,889      3,572   36.9      13,396      9,733   37.6
  Brokerage and annuity sales commissions. . . . .         1,407        800   75.9       3,591      2,961   21.3
  Trading account profits and commissions. . . . .           166        301  (44.9)        664        681   (2.5)
  Real estate loan service fees. . . . . . . . . .           742        819   (9.4)      2,063      1,958    5.4
  Safe deposit rent. . . . . . . . . . . . . . . .           388        375    3.5       1,339      1,258    6.4
  Travelers and official check fees and item
   handling charges. . . . . . . . . . . . . . . .           517        648  (20.2)      1,579      1,889  (16.4)
  Foreign currency trading profits and foreign
   transaction fees. . . . . . . . . . . . . . . .           245        348  (29.6)        834        901   (7.4)
  Insurance premiums . . . . . . . . . . . . . . .           551        515    7.0       1,681      1,411   19.1
  Other. . . . . . . . . . . . . . . . . . . . . .         1,614      1,508    7.0       5,441      4,735   14.9
                                                         -------    -------            -------    -------
    Total fee income . . . . . . . . . . . . . . .        27,020     24,276   11.3      77,663     69,348   12.0
Other revenues:
  Investment securities (losses) gains . . . . . .            95         56   69.6     (21,778)     3,682   (6.9)
  Gain on sale of branch . . . . . . . . . . . . .           705         --     --         705         --     --
  Gain on sale of acquired stock . . . . . . . . .            --         --     --          --        471     --
                                                         -------    -------            -------    -------
    Total noninterest income . . . . . . . . . . .       $27,820    $24,332   14.3     $56,590    $73,501  (23.0)
                                                         =======    =======            =======    =======

  Fee income (annualized)/average assets . . . . .          1.43%      1.26%              1.36%      1.27%
  Noninterest income (annualized)/average assets .          1.47%      1.26%               .99%      1.34%



Noninterest Expense

      Noninterest expense amounted to $186.4 million and $189.3 million for the first nine months of 1995 and 1994, respectively. Although 1995 and 1994 purchase acquisitions increased assets by $895.6 million, noninterest expense did not change materially between years. Noninterest expense (annualized) as a percent of average assets were 3.28% and 3.46% for 1995 and 1994, respectively. Noninterest expense for both periods includes certain nonoperating items.

      Merger and integration costs associated with poolings of interests totaled $28,000 and $2.8 million for the first nine months of 1995 and 1994, respectively. Net costs of operation of other real estate and nonperforming assets were not material for either period.

   Operating expense amounted to $186.2 million and $186.9 million for the first nine months of 1995 and 1994, respectively. Operating expense increases attributable to business combinations accounted for as purchases were offset by lower expenses associated with the Company's cost containment efforts and a reduction of Federal Deposit Insurance Corporation ("FDIC") insurance premiums.


      During September 1995, the FDIC reduced the insurance premium rates for deposits insured by the Bank Insurance Fund from $0.23 to $0.04 per $100 of deposits. The Company's third quarter FDIC insurance expense was reduced by the $3.0 million refund associated with this rate reduction. Approximately $1.1 billion of the Company's deposits are insured by the Savings Association Insurance Fund("SAIF") on which it continues to pay $0.23 per $100 of deposits. Congress is currently considering a special one-time assessment that could apply to these SAIF insured deposits. If enacted, this one-time assessment is estimated to range from $7.5 million to $8.7 million.

      The Company's efficiency ratio (operating expense/fee income plus tax-equivalent net interest income) was 64.41% for the first nine months of 1995 as compared to 65.40% for the same period of 1994. Exclusive of the FDIC expense reduction, the Company's efficiency ratio would have been 65.46%. The higher efficiency ratio, exclusive of the FDIC expense reduction, principally reflects the compression of the net yield on earning assets. Operating expense less fee income (annualized) as a percent of average assets were 1.91% and 2.15% for 1995 and 1994, respectively.

      Noninterest expense for the third quarter decreased $4.9 million to total $60.0 million in 1995 as compared to $64.9 million in the third quarter of 1994. Operating expense totaled $59.8 million and $65.0 million for the third quarters of 1995 and 1994, respectively. The decrease in noninterest expense between the third quarters of 1995 and 1994 were principally the result of the same factors that caused the year-to-date decreases.

      The following table presents an analysis of noninterest expense for the three-month and nine-month periods ended September 30, 1995 and 1994, respectively.

                                                           Three Months Ended                Nine Months Ended
                                                      ----------------------------     ----------------------------
                                                         September 30,     Percent        September 30,     Percent
                                                      -------------------              -------------------
                                                        1995       1994    Change        1995       1994    Change
                                                      --------   --------  -------     --------   --------  -------
                                                                          (Dollars in thousands)
Salaries and employee benefits . . . . . . . . . .    $ 31,913   $ 33,406   (4.5)%     $ 93,853   $ 95,103    (1.3)%
Furniture and equipment  . . . . . . . . . . . . .       5,468      5,811   (5.9)        16,389     16,983    (3.5)
Net occupancy  . . . . . . . . . . . . . . . . . .       4,793      4,943   (3.0)        13,991     13,370     4.6
FDIC insurance . . . . . . . . . . . . . . . . . .         382      3,213  (88.1)         6,944      9,563   (27.4)
Bank card  . . . . . . . . . . . . . . . . . . . .       1,082        501    1.2 x        3,228      2,159    49.5
Advertising and public relations . . . . . . . . .       1,634      2,088  (21.7)         6,843      6,523     4.9
Communication  . . . . . . . . . . . . . . . . . .       1,262      1,125   12.2          3,710      3,023    22.7
Postage and freight  . . . . . . . . . . . . . . .       1,824      1,769    3.1          5,702      5,155    10.6
Supplies, printed materials and forms. . . . . . .       1,111      1,499  (25.9)         3,636      3,955    (8.1)
Federal Reserve service fees . . . . . . . . . . .         314        452  (30.5)         1,088      1,294   (15.9)
Loan acquisition and maintenance . . . . . . . . .         833        815    2.2          2,428      2,283     6.4
Outside service fees . . . . . . . . . . . . . . .         781        675   15.7          2,348      2,391    (1.8)
Consulting fees  . . . . . . . . . . . . . . . . .         370        302   22.5            856      1,208   (29.1)
Other professional fees and examinations . . . . .       1,306      1,455  (10.2)         4,069      4,051      .4
Amortization of intangible assets  . . . . . . . .       2,533      2,997  (15.5)         8,250      7,391    11.6
Other  . . . . . . . . . . . . . . . . . . . . . .       4,238      3,969    6.8         12,906     12,421     3.9
                                                      --------   --------              --------   --------

  Total operating expense. . . . . . . . . . . . .      59,844     65,020   (8.0)       186,241    186,873     (.3)
Net costs of operation of other real estate and
 nonperforming assets. . . . . . . . . . . . . . .         120       (161)                  101       (511)
Merger and integration costs . . . . . . . . . . .          --         53     --             28      2,821   (99.0)
Minority interest. . . . . . . . . . . . . . . . .          --         --     --             --         84      --
                                                      --------   --------              --------   --------
  Total noninterest expense. . . . . . . . . . . .    $ 59,964   $ 64,912   (7.6)      $186,370   $189,267    (1.5)
                                                      ========   ========              ========   ========

Noninterest expense (annualized)/average assets. .       3.18%      3.36%                  3.28%      3.46%
Noninterest expense less noninterest income
 (annualized)/average assets . . . . . . . . . . .       1.70%      2.10%                  2.28%      2.11%
Operating expense less fee income
 (annualized)/average assets . . . . . . . . . . .       1.74%      2.11%                  1.91%      2.15%
Operating expense/fee income plus tax-equivalent
 net interest income . . . . . . . . . . . . . . .      60.52%     65.04%                 64.41%     65.40%


Income Taxes

    Income tax expense amounted to $26.0 million and $31.4 million for the first nine months of 1995 and 1994, respectively. The lower income tax expense is principally attributable to the lower level of income before taxes. For the third quarters of 1995 and 1994 income tax expense was $13.7 million and $10.8 million, respectively.


Statements of Condition

      Total assets amounted to $7.3 billion, $7.8 billion, and $7.6 billion at September 30, 1995, December 31, 1994, and September 30, 1994, respectively. Between September 30, 1995 and 1994, the Company completed two bank acquisitions accounted for as purchases and one pooling-of-interests transaction. Assets acquired in the two purchase transactions totaled $145.3 million. The statements of condition for all the periods presented include the one business combination accounted for as a pooling of interests. This pooled company had assets of $89.5 million. The decrease in total assets between September 30, 1995 and December 31, 1994 reflects the sale of $423.9 million of securities. The following sections describe the changes in the major Statement of Condition categories.

Loans and Leases

      Between September 30, 1995 and 1994, loans and leases increased $530.1 million or 13.7% to total $4.4 billion at September 30, 1995. Loans added through bank purchase transactions totaled $95.2 million and net internal loan growth was $434.9 million.
Increases were realized in various commercial and retail categories.

      The commercial loan categories increased an aggregate of $297.1 million or 13.5% to total $2.5 billion at September 30, 1995. Retail loan categories totaling $1.9 billion increased $233.1 million or 13.9%. In addition to the effect of acquisitions, these increases were attributable to a continued emphasis on business development and increasing credit demands associated with the strengthened economy in Kansas and Oklahoma. The one-to-four family portfolio growth included $76.4 million in loans generated from a home equity line of credit product, introduced in late 1994.

   The Company makes most of its loans within Kansas, Oklahoma, Missouri and the contiguous states and to Kansas-, Oklahoma-, and Missouri-based customers that do business in other states. The Company's commercial and industrial loans principally are made to middle market and small businesses. At September 30, 1995, the Company had 19 lending relationships in which the aggregate loan amount was $10 million or more. The Company had one lending relationship with an aggregate loan amount outstanding in excess of $20 million. The Company had no industry concentrations greater than 10% of total loans outstanding and no foreign loans at September 30, 1995. The following table shows the composition of loans and leases at the dates indicated.

                                                                 September 30,   December 31,    September 30,
                                                                     1995            1994            1994
                                                                 ------------    ------------    ------------
                                                                                (In thousands)
Commercial:
  Commercial and industrial . . . . . . . . . . . . . . . . . .   $1,083,636      $1,028,034      $1,028,179
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . .      208,289         227,367         216,474
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . .      161,367         129,742         120,325
  Bank stock. . . . . . . . . . . . . . . . . . . . . . . . . .       21,635          25,173          26,809
  Real estate:
    Construction. . . . . . . . . . . . . . . . . . . . . . . .      183,122         135,558         135,403
    Permanent commercial real estate and other. . . . . . . . .      752,150         705,625         610,682
  Lease financing . . . . . . . . . . . . . . . . . . . . . . .       62,850          43,380          37,724
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,680          27,557          20,069
                                                                  ----------      ----------      ----------
      Total commercial loans. . . . . . . . . . . . . . . . . .    2,492,729       2,322,436       2,195,665
                                                                  ----------      ----------      ----------
Consumer:
  Secured by 1-4 family residences, less unearned discount. . .    1,152,237         991,446         957,638
  Residential mortgage loans held for sale. . . . . . . . . . .        2,274             206              --
  Consumer, less unearned discount. . . . . . . . . . . . . . .      483,842         491,898         497,517
  Credit card . . . . . . . . . . . . . . . . . . . . . . . . .      130,690         130,098         128,095
  Educational . . . . . . . . . . . . . . . . . . . . . . . . .       81,806          82,238          57,707
  Auto lease financing. . . . . . . . . . . . . . . . . . . . .       60,395          43,729          37,209
                                                                  ----------      ----------      ----------
      Total consumer loans. . . . . . . . . . . . . . . . . . .    1,911,244       1,739,615       1,678,166
                                                                  ----------      ----------      ----------

        Total loans and leases. . . . . . . . . . . . . . . . .   $4,403,973      $4,062,051      $3,873,831
                                                                  ==========      ==========      ==========

   Commercial and Industrial: The Company's commercial and industrial portfolio includes loans to businesses engaged in services, manufacturing, wholesaling, retailing, financial services, public utilities, construction, mining, and agribusiness. The largest industry concentration is manufacturing at approximately 5% of total loans. Service businesses are the second largest concentration representing approximately 4% of total loans.

      Agriculture: Loans secured by feeder cattle and other livestock accounted for approximately 56% of the agriculture portfolio at September 30, 1995. The remainder of the agriculture portfolio is secured by equipment, farm assets and accounts receivable and inventory, none of which represent a significant concentration.

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

      Commercial Real Estate: At September 30, 1995, approximately 56% of the construction loan portfolio was in the Wichita, Topeka and Kansas City markets. The Tulsa and Oklahoma City markets represented an additional 28% of this portfolio.

    Permanent commercial real estate loans include loans in the Company's market for small office buildings/parks; neighborhood strip shopping centers; small manufacturing machine shop buildings; office warehouse properties; medical offices; apartment buildings; and loans secured by farmland. Also included in this portfolio are loans for purposes other than funding the acquisition of the collateral properties and in which cash flows from the properties are not the principal source of repayment. Approximately 74% of the loans in the permanent commercial real estate portfolio are floating rate loans.

      Secured by 1-4 Family Residences: The 1-4 family residence portfolio consists of loans secured by residences located primarily in Kansas, Oklahoma, and Missouri. The majority of the loans are permanent first mortgage loans. Home equity credit lines and other loans secured by second mortgages represent approximately 15% of this portfolio.

      Residential Mortgage Loans Held For Sale: Residential mortgage loans held for sale are carried at the lower of cost or market value determined on an aggregate basis.

Nonperforming Assets

      Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate and nonperforming assets. A loan is placed on nonaccrual status when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. A currently performing loan also may be placed on nonaccrual status when there is reasonable doubt as to the ability of the borrower to continue to pay principal or interest. Nonaccrual loans at September 30, 1995 included $7.4 million of these "performing/nonperforming" loans. Troubled debt restructurings are those loans for which the original contractual terms have been modified to provide a concession because of a deterioration in the borrower's financial condition. Other real estate and nonperforming assets include assets acquired from loan settlements and foreclosures.

     Generally, principal and interest payments received on nonaccrual loans are applied as reductions of principal. For this reason and because of charge-offs, the book value of such loans understates the remaining contractual obligation of the borrowers. As of September 30, 1995, the carrying value of nonaccrual loans had been charged down to 80.29% of the customers' contractual principal obligations. Also, the carrying values of other real estate and nonperforming assets have been written down to current estimates of their fair values less a reserve for the estimated costs to sell the properties.

     The following table presents nonperforming assets and those loans which are contractually past due 90 days or more as to principal or interest payments.

                                                                    September 30,  December 31,   September 30,
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . .    $26,664        $29,301        $26,355
Troubled debt restructurings . . . . . . . . . . . . . . . . . . .        545            503            631
                                                                      -------        -------        -------

Total nonperforming loans. . . . . . . . . . . . . . . . . . . . .     27,209         29,804         26,986
Other real estate and nonperforming assets . . . . . . . . . . . .      5,935          5,757          7,660
                                                                      -------        -------        -------

  Total nonperforming assets . . . . . . . . . . . . . . . . . . .    $33,144        $35,561        $34,646
                                                                      =======        =======        =======

Past due loans (90 days or more) . . . . . . . . . . . . . . . . .    $11,785        $13,250        $13,161
                                                                      =======        =======        =======

Nonperforming assets/period-end loans plus
 other real estate and nonperforming assets. . . . . . . . . . . .        .75%           .87%           .89%
                                                                         ====           ====         ======

Nonperforming assets/period-end assets . . . . . . . . . . . . . .        .45%           .46%           .45%
                                                                         ====           ====         ======


   Nonperforming assets totaled $33.1 million and $34.6 million at September 30, 1995 and 1994, respectively. At September 30, 1995, total nonperforming assets represented .75% of total loans plus other real estate owned and nonperforming assets as compared to .89% of total loans plus other real estate owned and nonperforming assets at September 30, 1994. Between December 31, 1994 and September 30, 1995 nonperforming assets decreased $2.4 million.

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

                                                                    September 30,  December 31,   September 30,
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
                                                                              (Dollars in thousands)
Commercial:
  Commercial and industrial. . . . . . . . . . . . . . . . . . . .    $16,416        $14,862        $10,743
  Agriculture. . . . . . . . . . . . . . . . . . . . . . . . . . .        757          1,283          1,447
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        463          1,221          1,373
  Real Estate:
    Real estate construction . . . . . . . . . . . . . . . . . . .      1,094            905          1,276
    Permanent commercial real estate and other . . . . . . . . . .      6,558          8,422          9,175
  Lease financing. . . . . . . . . . . . . . . . . . . . . . . . .         23            160            170
                                                                      -------        -------        -------
      Total commercial loans . . . . . . . . . . . . . . . . . . .     25,311         26,853         24,184
                                                                      -------        -------        -------

Consumer:
  Secured by 1-4 family residences . . . . . . . . . . . . . . . .        327          1,350          1,135
  Consumer, less unearned discount . . . . . . . . . . . . . . . .      1,386          1,553          1,648
  Auto lease financing . . . . . . . . . . . . . . . . . . . . . .        185             48             19
                                                                      -------        -------        -------
      Total consumer loans . . . . . . . . . . . . . . . . . . . .      1,898          2,951          2,802
                                                                      -------        -------        -------

        Total nonperforming loans. . . . . . . . . . . . . . . . .    $27,209        $29,804        $26,986
                                                                      =======        =======        =======

Nonaccrual loans/nonaccrual loans and prior charge-offs. . . . . .      80.29%
                                                                        =====


Potential Problem Loans

     Certain loans that are risk classified as doubtful, substandard, or special mention are included in the nonperforming loan table. Also included in the classified loans are certain other loans which are deemed to be potential problems.

      Potential problem loans are those loans which are currently performing but where known information about trends or uncertainties or possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present repayment terms, possibly resulting in the transfer of such loans to nonperforming status. Potential nonperforming loans totaled $22.3 million at September 30, 1995, compared to $12.2 million and $10.1 million at December 31, 1994 and September 30, 1994, respectively.

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

      As of September 30, 1995, the allowance for credit losses equaled $71.0 million or 260.97% of nonperforming loans. Comparatively, the allowance for credit losses at September 30, 1994 amounted to $73.4 million or 272.04% of nonperforming loans. The strong coverage ratio of the allowance for credit losses to nonperforming loans at September 30, 1995 reflected the continuing emphasis management is placing on resolving problem loans, managing the risk profile of the Company, and prudently reserving for identifiable risks.


   The following table summarizes the changes in the allowance for credit losses for the nine-month periods ended September 30 and presents selected related ratios.

                                                                              1995              1994
                                                                           ----------        ----------
                                                                              (Dollars in thousands)
Balance at January 1, as previously reported . . . . . . . . . . . . . .   $   71,874        $   67,617
  Adjustment for pooling of interests. . . . . . . . . . . . . . . . . .          993               610
                                                                           ----------        ----------
  Balance at January 1, as restated. . . . . . . . . . . . . . . . . . .       72,867            68,227
  Allowance for credit losses of purchased banks . . . . . . . . . . . .        1,633             5,449
                                                                           ----------        ----------
                                                                               74,500            73,676
Charge-offs:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        5,394             3,395
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,576                63
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               254
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .          262                60
  Permanent commercial real estate and other . . . . . . . . . . . . . .          647               305
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .          236               186
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          142                54
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          428               564
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,365             2,795
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,870             2,201
                                                                           ----------        ----------

      Total charge-offs  . . . . . . . . . . . . . . . . . . . . . . . .       15,920             9,877
                                                                           ----------        ----------

Recoveries:
  Commercial and industrial  . . . . . . . . . . . . . . . . . . . . . .        2,412             4,016
  Agriculture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          136               420
  Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75                70
  Bank stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           77                77
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . .          105               136
  Permanent commercial real estate and other . . . . . . . . . . . . . .        2,602             1,878
  Lease financing  . . . . . . . . . . . . . . . . . . . . . . . . . . .           85                54
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          194               164
  Secured by 1-4 family residences . . . . . . . . . . . . . . . . . . .          695               454
  Consumer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,742             1,455
  Credit card  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,011               551
                                                                           ----------        ----------

      Total recoveries . . . . . . . . . . . . . . . . . . . . . . . . .        9,134             9,275
                                                                           ----------        ----------

Net loans and leases charged off . . . . . . . . . . . . . . . . . . . .        6,786               602
Provision for credit losses  . . . . . . . . . . . . . . . . . . . . . .        3,294               340
                                                                           ----------        ----------

Balance at September 30. . . . . . . . . . . . . . . . . . . . . . . . .   $   71,008        $   73,414
                                                                           ==========        ==========

Loans and leases at period-end . . . . . . . . . . . . . . . . . . . . .   $4,403,973        $3,873,831
Average loans and leases . . . . . . . . . . . . . . . . . . . . . . . .   $4,300,499        $3,528,716

Net charge-offs (recoveries) (annualized)/average loans and leases . . .          .21%              .02%
Allowance for credit losses/period-end nonperforming loans . . . . . . .       260.97%           272.04%
Allowance for credit losses/period-end nonperforming assets. . . . . . .       214.24%           211.90%
Allowance for credit losses/period-end loans and leases. . . . . . . . .         1.61%             1.90%


Investment Securities Portfolio

      The following table presents the book values of investment securities at the dates indicated.


Held-to-maturity
                                                                     September 30,    December 31,    September 30,
                                                                         1995             1994            1994
                                                                     ------------     ------------    ------------
                                                                                     (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .   $   99,786       $   98,971      $   98,698
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .    1,405,883        1,582,938       1,650,625
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      262,583          265,170         266,803
Obligations of states and political subdivisions. . . . . . . . . .        3,782            8,866           9,356
Other securities:
  Foreign debt securities . . . . . . . . . . . . . . . . . . . . .        2,050            2,050           2,050
  Money market mutual funds . . . . . . . . . . . . . . . . . . . .          297              195             124
                                                                      ----------       ----------      ----------

    Total debt securities, at amortized cost. . . . . . . . . . . .   $1,774,381       $1,958,190      $2,027,656
                                                                      ==========       ==========      ==========

Market value in excess of (less than) book value. . . . . . . . . .   $  (17,831)      $ (110,423)     $  (73,389)
                                                                      ==========       ==========      ==========


Available-for-sale
                                                                     September 30,    December 31,    September 30,
                                                                         1995             1994            1994
                                                                     ------------     ------------    ------------
                                                                                     (In thousands)
U.S. Treasury obligations . . . . . . . . . . . . . . . . . . . . .   $   43,360       $  269,442      $  281,307
Obligations of U.S. government agencies and corporations:
  Mortgage-backed . . . . . . . . . . . . . . . . . . . . . . . . .      120,209          131,979         141,247
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,001          269,371         278,774
Obligations of states and political subdivisions. . . . . . . . . .      127,731          174,806         190,560
Other securities:
  Collateralized credit card receivables. . . . . . . . . . . . . .       52,780           58,518          59,666
  Corporate notes and bonds . . . . . . . . . . . . . . . . . . . .       35,436           38,660          39,508
                                                                      ----------       ----------      ----------

    Total debt securities . . . . . . . . . . . . . . . . . . . . .      418,517          942,776         991,062

Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .          410            1,194           1,003
                                                                      ----------       ----------      ----------

      Total debt and equity securities, at estimated fair value . .   $  418,927       $  943,970      $  992,065
                                                                      ==========       ==========      ==========


Other Securities(1)
                                                                     September 30,    December 31,     September 30,
                                                                         1995             1994             1994
                                                                     ------------     ------------     ------------
                                                                                     (In thousands)
Federal Home Loan Bank stock. . . . . . . . . . . . . . . . . . . .     $33,118          $37,886          $37,886
Federal Reserve Bank stock. . . . . . . . . . . . . . . . . . . . .      14,311           14,242           14,242
Other equity securities . . . . . . . . . . . . . . . . . . . . . .       1,550            1,549            1,531
                                                                        -------          -------          -------

  Total other equity securities, at cost. . . . . . . . . . . . . .     $48,979          $53,677          $53,659
                                                                        =======          =======          =======

___________

(1) Equity securities that do not have a readily determinable fair value.


   Total investment securities were $2.2 billion, $3.0 billion, and $3.1 billion at September 30, 1995, December 31, 1994, and September 30, 1994, respectively. The decrease in the investment securities portfolio reflects maturities and prepayments and the February 1995 sale of $423.9 million of fixed-rate debt securities classified as available-for-sale. The proceeds of maturities, prepayments and the sale were used to fund loan growth and to reduce borrowed funds. The debt securities sold consisted primarily of U.S. Treasury obligations and obligations of U.S. government agencies.
Acquisition transactions accounted for as purchases added $36.6 million of investment securities since September 30, 1994.

      Excluding U.S. Treasury obligations and obligations of U.S. government agencies and corporations, there were no security holdings of any one issuer at September 30, 1995 that exceeded 10% of consolidated stockholders' equity.

    At September 30, 1995 the held-to-maturity portfolio included $589.1 million of floating-rate mortgage-backed securities guaranteed by U.S. government agencies or corporations. The yields on these securities float with various indices, principally the Federal Home Loan Bank ("FHLB") Board 11th District average cost of funds index. Also included in the held-to-maturity portfolio at September 30, 1995 were $564.0 million of collateralized mortgage obligations ("CMO"). These investments are secured by mortgage-backed securities guaranteed by agencies or corporations of the U.S. government. Of this CMO portfolio, $136.8 million also float on a monthly basis, most with the FHLB 11th District average cost of funds. The remaining $427.2 million of fixed-rate CMOs in the held-to-maturity portfolio are comprised of classes with an anticipated average duration of two to three years.

      The September 30, 1995 available-for-sale mortgage-backed securities portfolio was comprised principally of securities issued by U.S. government agencies and corporations with an estimated average duration of up to three years.

Deposits

      Total deposits increased $214.8 million or 3.7% between September 30, 1995 and 1994. Since September 30, 1994, the Company acquired $129.5 million of deposits through acquisitions accounted for as purchases. In response to increased bank and nonbank competition, time deposit products have been offered which provide the customer with the opportunity to reprice the instruments during their term. At September 30, 1995, $100.9 million of these adjustable-rate time deposits were outstanding. In late December 1994, the Company initiated a special time deposit promotion for deposits with 7-month and 13-month maturities, and in January 1995, the Company introduced a new money market savings product which has a rate that is competitive with money market funds. Core deposits (non-public demand, interest checking, savings, and time deposits under $100,000) represented 93.0% of total deposits at September 30 1995 compared to 92.0% at September 30, 1994. Brokered deposits were immaterial for all periods presented.

Asset and Liability Management

      Interest Rate Risk: The Company evaluates its interest rate risk using various tools, including interest sensitivity gap and simulation analysis. The following table presents the Company's estimated asset and liability repricing or maturity intervals and repricing gap position as of September 30, 1995. Most assets and liabilities have been included in the table based on the timing of their contractual maturities or repricing characteristics. Fixed-rate mortgage-backed securities are included in repricing-maturity categories based upon prepayment estimates as provided by a third-party market information service. These estimates may vary from period to period depending upon both the volatility and the level of market interest rates in relationship to the coupon rates of the underlying mortgages. Interest-bearing checking and savings deposits are included in the under-three-months category.

                                                   Repricing or Maturity Interval
                              ---------------------------------------------------------------------------------
                                          Over Three  Over Six   Over One
                                 Under     Through     Through    Through     Over
                                 Three       Six        Twelve     Five       Five     Noninterest-
                                Months      Months     Months     Years       Years      bearing      Total
                              ----------  ---------  ---------  ---------  ----------  -----------  ----------
                                                           (Dollars in thousands)
Assets:
  Loans and leases. . . . . . $2,388,389  $ 211,024  $ 421,524  $  899,308  $451,576  $   32,152    $4,403,973
  Investments and trading
   account securities . . . .    692,956    117,454    207,529   1,112,549   114,094          --     2,244,582
  Other earning assets  . . .      3,503         --        193         704        --          --         4,400
  Nonearning assets . . . . .         --         --         --          --        --     688,865       688,865
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total assets  . . . . . . $3,084,848  $ 328,478  $ 629,246  $2,012,561  $565,670  $  721,017    $7,341,820
                              ==========  =========  =========  ==========  ========  ==========    ==========
Liabilities and
 stockholders' equity:
  Deposits. . . . . . . . . . $2,975,191  $ 674,961  $ 755,045  $  568,256  $  4,524  $  968,015    $5,945,992
  Federal funds purchased
   and securities sold under
   agreements to repurchase .    477,974         --         --          --        --          --       477,974
  Federal Home Loan Bank
   borrowings . . . . . . . .    143,422         --     25,000          --        --          --       168,422
  Other borrowings. . . . . .     22,211         --         --          --        --          --        22,211
  Long-term debt  . . . . . .          9          9         16         120        10          --           164
  Other liabilities . . . . .         --         --         --          --        --      65,228        65,228
  Stockholders' equity  . . .         --         --         --          --        --     661,829       661,829
                              ----------  ---------  ---------  ----------  --------  ----------    ----------
    Total liabilities and
     stockholders' equity . . $3,618,807  $ 674,970  $ 780,061  $  568,376  $  4,534  $1,695,072    $7,341,820
                              ==========  =========  =========  ==========  ========  ==========    ==========
Interest rate swaps . . . . . $ (122,000) $  (1,000) $  36,000  $   87,000  $     --  $       --    $       --
Repricing gap adjusted
 for interest rate swaps. . .   (655,959)  (347,492)  (114,815)  1,531,185   561,136    (974,055)           --
Cumulative adjusted
 repricing gap. . . . . . . .   (655,959)(1,003,451)(1,118,266)    412,919   974,055          --            --
Cumulative adjusted repricing
 gap as a percentage of total
 assets . . . . . . . . . . .      (8.93)%   (13.67)%   (15.23)%        (*)       (*)         (*)

-----------

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

   Simulation modeling also is used to manage the Company's interest rate risk. Simulation modeling can incorporate changes in asset and liability volumes and changes in interest rates, as well as the associated timing of the rate of change in interest rates of various categories of assets and liabilities.
On a regular basis, the Company simulates the potential effect on net interest income of a gradual change in rates of 200 basis points up or down over a 12-month period.
Also, the potential effect of an instantaneous change in rates of 200 basis points up or down is modeled. It is the Company's policy to limit the maximum adverse impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months to 5.0%. As of September 30, 1995, the Company's interest rate risk position was within the policy guideline.

      Comparing the first nine months of 1995 and 1994, net interest income was adversely affected by the increase in interest rates reflecting both the Company's liability sensitive position and vigorous loan and deposit pricing competition. In February 1995, the Company sold $423.9 million of low-yielding, fixed-rate securities to reposition its balance sheet to reduce the Company's liability sensitive position.

      From time to time, interest rate swaps are used to modify the interest sensitivity position inherent in the repricing characteristics of specific assets or liabilities. The net interest received or paid on the interest rate swaps is accounted for as an adjustment to the interest income or interest expense on the assets or liabilities, respectively, that the swap was intended to modify. Net interest income attributable to interest rate swaps was $554,000 and $1.0 million, for the nine months ended September 30, 1995 and 1994, respectively.


      At September 30, 1995 and 1994 interest rate swaps were as follows:

                                                                     September 30, 1995
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $137,000           10 months (1)        6.10%           5.93%


                                                                     September 30, 1994
                                              -----------------------------------------------------------------
                                                                   Weighted
                                                Notional            Average             Weighted Average Rate
                                                                                     --------------------------
                                                 Amount              Term             Received          Paid
                                               ----------          --------          ----------      ----------
                                             (In thousands)
Receive fixed rate . . . . . . . . . . . .      $151,000           21 months (1)        6.05%           4.96%
Pay fixed rate . . . . . . . . . . . . . .       100,000            7 months            4.94%           4.25%

----------

(1)   The term of $50.0 million of these swaps may extend up to an additional 48 months after the initial term depending on the variable rate index at the end of the initial term and each quarter thereafter as compared to that same index when the swaps were initiated.

      Activity in interest rate swaps is summarized below:

                                                                                     Receive           Pay
                                                                                    Fixed Rate      Fixed Rate
                                                                                    ----------      ----------
                                                                                 (Notional amounts, in thousands)
Balance, January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,000        $200,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        (100,000)
                                                                                     --------        --------
Balance, September 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
                                                                                     ========        ========

Balance, January 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $151,000        $100,000
  Additions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --
  Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,000)       (100,000)
                                                                                     --------        --------

Balance, September 30, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .     $137,000        $     --
                                                                                     ========        ========



   Liquidity: The Company's consolidated statements of cash flows are presented elsewhere in this report. These statements distinguish cash flows as operating, investing, and financing. They provide a historical accounting of the Company's ability to generate cash required to meet its customers' and creditors' demands. Certain statement-of-condition items and ratios are indicative of the Company's liquidity position at September 30, 1995. The loans-to-deposits and loans-to-assets ratios averaged 71.5% and 56.5%, respectively, during the first nine months of 1995. Average core deposits (non-public demand, interest checking, savings, and time deposits under $100,000) represented 91.5% of average total deposits and 72.4% of average assets during the nine-month period.

      At September 30, 1995, federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank borrowings, and other borrowings totaled $668.6 million. At that same date, additional borrowing liquidity was available in the form of $400.5 million of unpledged investment securities classified as either held-to-maturity or available-for-sale which could secure short-term borrowing requirements. In addition, the available-for-sale securities could be sold. Regular maturities and prepayments of investment securities, particularly the mortgage-backed securities, also generate significant liquidity. Scheduled principal reductions and prepayments on the mortgage-backed securities approximated $76.9 million during the third quarter of 1995.

   The Company had commitments to extend credit at September 30, 1995, including standby letters of credit of $129.5 million, commercial letters of credit of $26.8 million, unused credit card lines of $490.4 million, commitments to fund 1-4 family residential mortgage loans of $57.8 million, and other loan commitments of $1.6 billion. Some of these commitments will not be fully utilized, others will expire without being drawn upon, and the commitments will not all be used at the same time. Accordingly, management anticipates that the Company has ample liquidity to meet these and other demands.

Capital Resources

   At September 30, 1995, total stockholders' equity was $661.8 million or 9.01% of total assets compared to $601.4 million or 7.88% of total assets at September 30, 1994. Exclusive of the net unrealized gains or losses on available-for-sale securities, stockholders' equity was $656.8 million and $614.8 million at September 30, 1995 and 1994, respectively. For the first nine months of 1995, total stockholders' equity averaged $634.0 million or 8.33% of average assets. The prior year-to-date average equity was $604.1 million or 8.25% of average assets.

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

                                                                                      September 30,
                                                                             -------------------------------
                                                                                 1995               1994
                                                                             ------------       ------------
                                                                                  (Dollars in thousands)
Tier I capital:
  Common stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    $  565,528         $  504,462
  Preferred stockholders' equity. . . . . . . . . . . . . . . . . . . . .        96,301             96,920
  Less:  Intangible assets (1). . . . . . . . . . . . . . . . . . . . . .       (83,872)           (83,689)
         Net unrealized (gain) loss on available-for-sale debt securities        (4,987)            13,422
         Limitation on deferred tax assets (2). . . . . . . . . . . . . .        (2,995)                --
         Net unrealized loss on equity securities . . . . . . . . . . . .            --                 --
                                                                             ----------         ----------
           Total Tier I capital . . . . . . . . . . . . . . . . . . . . .       569,975            531,115
                                                                             ----------         ----------
Tier II capital:
  Allowance for credit losses (3) . . . . . . . . . . . . . . . . . . . .        64,925             58,968
                                                                             ----------         ----------
           Total regulatory capital . . . . . . . . . . . . . . . . . . .    $  634,900         $  590,083
                                                                             ==========         ==========
Risk-weighted assets and off-balance-sheet commitments and contingencies.    $5,193,940         $4,717,380
                                                                             ==========         ==========
Adjusted average assets (4) . . . . . . . . . . . . . . . . . . . . . . .    $7,403,306         $7,589,350
                                                                             ==========         ==========

                                                           Regulatory
                                                            Minimums
                                                           ----------
Risk-based capital ratios:
  Tier I  . . . . . . . . . . . . . . . . . . . . . . . .     4.00%               10.97%             11.26%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .     8.00                12.22              12.51
Leverage ratio  . . . . . . . . . . . . . . . . . . . . .     3.00                 7.70               7.00

___________

  (1) All intangible assets except purchased mortgage servicing rights of $1.8 million and $2.6 million, respectively and purchased credit card relationships of $7.1 million and $8.7 million, respectively are subtracted from capital.
  (2) During the first quarter of 1995, the banking system regulators amended the regulatory capital rules to limit the amount of deferred tax assets that are allowable in computing the regulatory capital ratios.
  (3) The allowance for credit losses is limited to 1.25% of risk-weighted assets.
  (4) Quarter-to-date average assets excluding the net unrealized gain or loss on available-for-sale securities and all intangibles except purchased mortgage servicing rights and purchased credit card relationships.


      As indicated in the preceding table, the Company's risk-based and leverage capital ratios substantially exceed the minimums required by banking system regulators.

      Under regulations adopted by the Federal Deposit Insurance Corporation, a bank is typically defined to be "well capitalized" if it maintains a Tier I capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its bank subsidiaries to permit them to maintain a "well capitalized" designation. The capital ratios for each of the Company's subsidiary banks exceeded the "well capitalized" regulatory capital requirements at September 30, 1995.

     For 1994, the Company's board of directors authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares representing interests in the Company's Class A Cumulative Preferred Stock, or a combination of the two. A board of directors action in April 1994 specifically reserved a portion of this previous authorization to be used for the acquisition of Oklahoma Savings, Inc. ("OSI"). During
1994, 355,466 shares of the Company's common stock were purchased to be used in the OSI acquisition, which was consummated on January 6, 1995 and the shares were reissued. For 1995, the Company's board of directors again authorized the purchase of up to 500,000 common shares, or the equivalent in depositary shares, or a combination of the two. At September 30, 1995, 125,058 common shares and 20,000 depositary shares had been acquired pursuant to this authorization. The common shares have been reissued in connection with stock option plans.

Parent Company Funding Sources and Dividends

      The ability of the parent company to fund various operating expenses and dividend requirements is dependent in part on its ability to obtain funds from its bank subsidiaries. Historically, these funds have been primarily provided by intercompany dividends. Intercompany dividends amounted to $59.0 million and $117.2 million for the nine-month periods ended September 30, 1995, and 1994, respectively. The approval of the Comptroller of the Currency ("Comptroller") is required if total dividends declared by a national bank in any one year exceed the bank's net profits for that year plus the profits for the two preceding years retained by the bank. At September 30, 1995, the subsidiary banks could distribute approximately $20.0 million in dividends to the parent company without approval from regulatory agencies.

     Because of the financial strength of the parent company and the anticipated earnings capacity of the BANK IV banks, it is anticipated that the banks will be able to obtain permission from the Comptroller to pay additional dividends in 1995 to the extent justified by their respective financial condition.

    At September 30, 1995, the parent company had approximately $26.0 million of cash and short-term investments. The parent company has two credit agreements that were unused at September 30, 1995. These credit agreements provide the Company with a combined $100.0-million line of credit for a one-year period, which expires January 2, 1995. The credit agreements subject the Company to certain restrictions and covenants related to, among others, consolidated stockholders' equity and the maintenance of specific ratios related to leverage, risked-based capital, and nonperforming assets. The parent company is currently in compliance with all restrictions and covenants under these agreements.

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

      In October 1995, FAS No. 123, Accounting for Stock-Based Compensation, was issued. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. FAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows companies to continue to measure compensation cost for those plans using the intrinsic value based method currently prescribed by generally accepted accounting principles. Companies which do not adopt the fair value based accounting of FAS No. 123 must make pro forma disclosures of net income and earnings per share, as if the fair value based method had been applied.

   FAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995.


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


Item 6.      Exhibits and Reports on Form 8-K.

     (a)         Exhibits

                 The following exhibits are filed herewith:

                       27 Article 9 of Regulation S-X Financial Data Schedule for the September 30, 1995 Form 10-Q.

     (b)         Reports on Form 8-K

                 Form 8-K, dated August 25, 1995, reported under Item 5 the Registrant's Agreement and Plan of Merger.



                                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FOURTH FINANCIAL CORPORATION




Date    November 14, 1995                /s/ Darrell G. Knudson
    -------------------------          ---------------------------------------
                                       Darrell G. Knudson
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date    November 14, 1995               /s/ Michael J. Shonka
    -------------------------         ---------------------------------------
                                       Michael J. Shonka
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)